Form 10QSB
period 1996-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1996-05-13
CIK 921794

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[  X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT


For the transition period from           to
                              -----------   -----------------------------------

Commission file number  33-77510-C
                        -------------------------------------------------------

                 CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
- -------------------------------------------------------------------------------


(Exact name of small business issuer as specified in its charter)
      Delaware                                                     38-3160141
- ------------------------------------------------------------------------------------------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                                  Identification Number)


                24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                      P.O. Box 544, Ann Arbor, Michigan
                                  48106-0544
- -------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (313) 994-5505
- -------------------------------------------------------------------------------
                         (Issuer's telephone number)

                                Not Applicable
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes        No      .
                                                 -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable
                                                    --------------

Transitional Small Business Disclosure Format (check one)  Yes        No   X
                                                               -----     -----

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB



PART I     FINANCIAL INFORMATION                                             Page
- --------------------------------


Item 1.    Financial Statements                                                   1

           Balance Sheet, March 31, 1996                                          2

           Statement of Operations for the three month periods
           ended March 31, 1996 and 1995                                          3

           Statement of Cash Flows for the three month periods
           ended March 31, 1996 and 1995                                          4

           Notes to Financial Statements                                          5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             10


PART II    OTHER INFORMATION
- ----------------------------

Item 1.    Legal Proceedings                                                     16

Item 2.    Changes in Securities                                                 16

Item 3.    Defaults Upon Senior Securities                                       16

Item 4.    Submission of Matters to a Vote of Security Holders                   16

Item 5.    Other Information                                                     16

Item 6.    Exhibits and Reports on Form 8-K                                      16


SIGNATURES                                                                       17
- ----------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The balance sheet of Captec Franchise Capital Partners L.P. III (the "Partnership") as of March 31, 1996 and the statements of operations and cash flows for the periods ending March 31, 1996 and 1995 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Partnership's report on Form 10-KSB for the fiscal year ended December 31, 1995.

                 CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                BALANCE SHEET
                               March 31, 1996
                                 (Unaudited)

                                   ASSETS

Cash                                                      $  1,371,969
Investment in leases:
   Operating leases, net                                     6,167,537
   Direct financing leases, net                              2,417,372
Rent receivable                                                  2,451
Unbilled rent                                                   69,934
Due from related parties                                           609
                                                         -------------

Total assets                                             $  10,029,872
                                                         =============


                       LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                      $      24,396
   Due to related parties                                      413,868
   Operating lease rents paid in advance                         9,396
   Security deposits held on leases                             27,369
                                                         -------------

Total liabilities                                              475,029
                                                         -------------

Partners' Capital:
Limited partners' capital accounts                           9,549,816
General partners' capital accounts                               5,027
                                                         -------------

Total partners' capital                                      9,554,843
                                                         -------------

Total liabilities & partners' capital                    $  10,029,872
                                                         =============



The accompanying notes are an integral part of the financial statements.

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           STATEMENT OF OPERATIONS
          for the three month periods ended March 31, 1996 and 1995
                                 (Unaudited)




                                                           1996           1995

Operating revenue:
   Rental income                                         $ 118,217     $  22,127
   Finance income                                           72,933           -
                                                         ---------     ---------

        Total operating revenue                            191,150        22,127
                                                         ---------     ---------

Operating costs and expenses:
   Depreciation                                             21,594          2,312
   General and administrative                               14,799          4,476
                                                         ---------     ----------

        Total operating costs and expenses                  36,393          6,788
                                                         ---------     ----------

        Income from operations                             154,757         15,339
                                                         ---------     ----------

Other Income (expense):
   Interest income                                          19,154          8,307
   Other                                                       907            -
                                                         ---------     ----------

        Total other income, net                             20,061          8,307
                                                         ---------     ----------

Net income                                                 174,818         23,646
                                                         ---------     ----------

Net income allocable to general partners                     1,748            236

Net income allocable to limited partners                 $ 173,070     $   23,410
                                                         =========     ==========

Net income per limited partnership unit                  $   18.75     $    16.05
                                                         =========     ==========

Weighted average number of limited partnership
   units outstanding                                         9,228          1,459
                                                         =========     ==========



The accompanying notes are an integral part of the financial statements.

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           STATEMENT OF CASH FLOWS
          for the three month periods ended March 31, 1996 and 1995
                                 (Unaudited)




                                                                                     1996          1995

Cash flows from operating activities:
   Net Income                                                                   $   174,818     $     23,646
   Adjustments to net income:
        Depreciation                                                                 21,594            2,312
        Increase in unbilled rent                                                   (22,783)          (3,493)
        Decrease (increase) in receivables                                            3,349              -
        Increases in payables                                                       419,996           23,551
        Security deposits received                                                      -              9,167
                                                                                -----------     ------------

Net cash provided by operating activities                                           596,974           55,183
                                                                                -----------     ------------

Cash flows from investing activities:
   Purchase of real estate for operating leases                                  (2,819,849)      (1,040,000)
   Purchase of equipment for financing leases                                      (601,793)             -
   Reduction of net investment in financing leases                                   64,022              -
                                                                                -----------     ------------

Net cash used in investing activities                                            (3,357,620)      (1,040,000)
                                                                                -----------     ------------

Cash flows from financing activities:
   Issuance of limited partnership units                                          3,513,913        1,868,310
   Offering costs                                                                  (450,783)        (242,880)
   Distributions to limited partners                                               (214,170)            -
                                                                                -----------     ------------

Net cash provided by financing activities                                         2,848,960        1,625,430
                                                                                -----------     ------------

Net increase in cash                                                                 88,314          640,613

Cash, beginning of period                                                         1,283,655              251
                                                                                -----------     ------------

Cash, end of period                                                             $ 1,371,969     $    640,864
                                                                                ===========     ============




The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

    Captec Franchise Capital Partners L.P. III (the "Partnership"), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" basis, primarily to operators of national and regional franchised businesses. The general partners of the Partnership are Captec Franchise Capital Corporation III (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec") and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor.
    Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. The general partners have each contributed $100 in cash to the Partnership as a capital contribution.

    The Partnership commenced a public offering of limited partnership interests ("Units") on August 12, 1994. A minimum of 1,150 Units and a maximum of 20,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on January 24, 1995, at which time funds totaling $1,155,255 were released from escrow and the Partnership immediately commenced operations. At March 31, 1996, the Partnership had accepted subscriptions for 10,915.632 Units, and funds totaling $10,915,632.

    Due to the nature of Partnership's business operations (acquiring, leasing, and selling real properties) and other factors, in certain cases the financial activity is not directly comparable from year to year as the Partnership's revenue generating assets increase and decrease.

    Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned. In no event will the Sponsor be allocated less than one percent of profits and losses in any year.

    Following is a summary of the Partnership's significant accounting policies:

    A.   RENTAL INCOME FROM OPERATING LEASES:   The Partnership's
         operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.

    B.   LAND AND BUILDING ON OPERATING LEASES:   Land and buildings on
         operating leases are stated at cost. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years).

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED:

    C.   NET INVESTMENT IN DIRECT FINANCING LEASES:   Leasing operations
         classified as direct financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

    D.   NET INCOME PER LIMITED PARTNERSHIP INTEREST:   Net income per
         limited partnership interest is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' allocable share of the net income.

    E.   INCOME TAXES:   No provision for income taxes is included in the
         accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns.

    F.   ESTIMATES:   The preparation of financial statements in
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  DISTRIBUTIONS:

    Cash flows of the Partnership are allocated ninety-nine percent (99%) to the limited partners and one percent (1%) to the Sponsor, except that the Sponsor's share is subordinated to a ten percent (10%) preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership will be allocated ninety percent (90%) to the limited partners and ten percent (10%) to the Sponsor, except that the Sponsor's share will be subordinated to a eleven percent (11%) preferred return plus return of the original contributions to the limited partners.

    The Partnership distributed $214,170 during the three month period ended March 31, 1996, representing quarterly distributions of cash flow from operations for the quarter ended December 31, 1995 and elective monthly distributions for the current quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    Organization and offering expenses, excluding selling commissions, are paid initially by the General Partners and/or their Affiliates and will be reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates will be paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering.
    The Sponsor was reimbursed $177,587 during the three month period ended March 31, 1996. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

    The Partnership will also pay to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all units placed by them directly. Total commissions incurred during the three month period ended March 31, 1996 were $273,196. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts. The Sponsor has also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

    An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. The Partnership paid $131,602 in acquisition fees during the three month period ended March 31, 1996. Of this amount, $23,146 was capitalized into net investment in direct financing leases and $108,456 was capitalized into land and building on operating leases.

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

    A subordinated asset management fee may be charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative noncompounded return of ten percent (10%) per annum on their adjusted invested capital. There were no subordinated asset management fee paid to the Sponsor during the three month period ended March 31, 1996.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidation fees paid during the three month period ended March 31, 1996.

    The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of eleven percent (11%) per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.


4.  LAND AND BUILDING ON OPERATING LEASES:

    The net investment in operating leases as of March 31, 1996 is comprised of the following:


            Land                                      $1,473,279
            Building and improvements                  4,749,830
                                                      ----------

                                                       6,223,109

            Less accumulated depreciation                (55,572)
                                                     -----------

            Total                                     $6,167,537
                                                     ===========


The following is a schedule of future minimum lease payments to be received on the operating leases as of March 31, 1996:


   1996                                               $497,786
   1997                                                676,619
   1998                                                692,735
   1999                                                709,291
   2000                                                727,448
   Thereafter                                       12,413,354
                                                   -----------

   Total                                           $15,717,233
                                                   ===========

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  NET INVESTMENT IN DIRECT FINANCING LEASES:

    The net investment in direct financing leases as of March 31, 1996 is comprised of the following:


         Minimum lease payments to be received             $3,058,809
         Estimated residual value                             211,652
                                                           ----------

         Gross investment in direct financing leases        3,270,461
         Less unearned income                               (853,089)
                                                           ----------

         Net investment in direct financing leases         $2,417,372
                                                           ==========


The following is a schedule of future minimum lease payments to be received on the direct financing leases as of March 31, 1996:

    1996                                                     $480,835
    1997                                                      629,758
    1998                                                      629,758
    1999                                                      629,758
    2000                                                      432,518
    Thereafter                                                256,182
                                                           ----------

    Total                                                  $3,058,809
                                                           ==========



6.  SUBSEQUENT EVENT:

    In April 1996, the Partnership made a distribution to its limited partners totaling 231,373, which represented the aggregate quarterly distribution of cash flow from operations for the quarter ended March 31, 1996 in the amount of $254,000, less $22,627 of elective monthly distributions previously distributed during that quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL COMMITMENTS:

     Captec Franchise Capital Partners L.P. III (the "Partnership") commenced the Offering of up to 20,000 limited partnership units ("Units") registered under the Securities Act of 1933, as amended by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Offering will terminate August 12, 1996.

     As of March 31, 1996, the Partnership had accepted subscriptions for 10,915.632 Units and funds totaling $10,915,632.88 from 827 investors. The Partnership had cash totaling $1,371,969 as of March 31, 1996, approximately $1,000,000 of which is available for investment.

     The Partnership intends to utilize the proceeds of the offering to acquire existing, income-producing commercial Properties and Equipment which will be leased on a "triple net" basis primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses. The property leases are expected to provide for a base minimum annual rent, with provisions for fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index and/or percentage rents. Equipment will be leased only pursuant to Full Payout Leases. The Partnership may incur secured indebtedness in connection with the acquisition of its Properties and/or Equipment.

     Net Offering Proceeds from future sales of Units, together with leverage of up to 30% of the sum of gross proceeds and the aggregate amount of Partnership indebtedness secured by Partnership assets (approximately 35% of the aggregate purchase prices of Partnership assets) when incurred, will provide additional funds to be used by the Partnership to purchase Properties and Equipment.

     Once substantially all of the Partnership's funds have been applied as intended, the Partnership expects to require limited amounts of liquid assets since the form of lease which it intends to use for its Properties and Equipment will require lessee to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance. The general partners expect that the cash flow to be generated by the Partnership's properties and equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.

     During the three month period ending March 31, 1996, the Partnership acquired two equipment packages for a total cost of $578,647 and real estate for $2,711,393. See Equipment Acquisitions and Real Estate Acquisitions below. The number of Properties and/or the amount of Equipment to be acquired will depend upon the number of Units sold in the Offering.

Real Estate Acquisitions:

     Red Robin Property, Grapevine, Texas. On March 29, 1996 the Partnership acquired the land and 7,485 square foot building comprising a Red Robin Grill & Spirits restaurant located at 1701 William D. Tate Avenue, Grapevine, Texas (the "Grapevine Property"). The Grapevine Property was constructed for its present use in August of 1995 and was fully operational at the time of the purchase. The Grapevine Property was purchased from, and leased back to Red Robin International, Inc. a Nevada corporation (the "Tenant"). The Tenant operates and franchises casual dining restaurants under the primary trade name of Red Robin Restaurants. The headquarters offices of the Tenant are located at 28 Executive Park, Suite 200, Irvine, California. The Partnership purchased a fee simple interest in the Grapevine Property for a purchase price of $2,711,393 which was negotiated by an affiliate of the Managing General partner which considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenant and demographic data for the area in which the Texas Property is located. The purchase price for the Grapevine Property is supported by an independent MAI appraisal. The Partnership purchased the Grapevine Property with cash from offering proceeds. It is anticipated that the Grapevine Property will be leveraged as provided for in the Prospectus, however, the Partnership presently does not have a financing commitment.

     The Tenant and the Partnership have entered into the Partnership's standard form of lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Grapevine Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on March 31, 2016 with two renewal options of five years each The initial annual rent is equal to eleven percent (11%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $2,711,393, the rent in the first year of the Lease is $298,253 per year, or $24,854 per month. The Minimum Annual Rent shall be increased on April 1, 1997 and every April 1 thereafter by two and one half percent (2.5%).

     The Tenant has an option to purchase the Grapevine Property during two "window periods;" the first window period commencing on April 1, 2000 and expiring on June 29, 2000 and the second window period commencing on April 1, 2003 and expiring on June 29, 2003. The option price the Tenant shall pay for the Grapevine Property shall $3,211,861 if the option is exercised during the first window period, or $3,458,823 if the option is exercised during the second window period

     An Affiliate of the Managing General Partner analyzed demographic, geographic and market diversification data for the area in which the Grapevine Property is located and reviewed the appraisal of the Grapevine Property and the analysis regarding comparable properties contained therein. Based upon the foregoing, the General Partners are unaware of any unfavorable competitive conditions regarding the Grapevine Property. The General Partners believe that the amount of insurance carried by the Tenant is adequate.

     The current annual rent per square foot for the Grapevine Property is $39.85. The depreciable basis of the Grapevine Property for federal tax purposes is $1,611,393 and it will be depreciated using the straight line method over 39 years, a rate of $41,318 per year. The 1995 tax rate of the county in which the Grapevine Property is located is $2.455 per $100 of assessed value. The current annual realty taxes are $13,644; however, the current property tax assessment on the Grapevine Property is for is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land (i.e., the restaurant facility).

     An affiliate of the Managing General Partner has received an Acquisition Fee from the Partnership in an amount equal to $108,456 and expects to receive an additional fee of $27,114 from the Partnership after leveraging the Grapevine Property, as provided for in the Prospectus. These fees are being paid for services rendered in connection with the selection, evaluation and acquisition of the Grapevine Property, as provided for in the Partnership Agreement. In addition, the Tenant has paid to the same affiliate a commitment fee equal to $27,114, as provided for in the Partnership Agreement. The Tenant also paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer taxes. The Tenant has deposited with the Partnership a $24,854 as security for Tenant's faithful performance of Tenant's obligations under the lease.

     The Lease contains a substitution option that in the event that the Tenant determines that the Grapevine Property is inadequate or unprofitable or the Grapevine Property is rendered unsuitable by condemnation or casualty, the Tenant may substitute another property having a Red Robin Grill & Spirits restaurant located thereon, of equal or greater current value. The substitute property shall be subject to the approval of the Partnership.

     The Lease contains material default provisions that include, but are not limited to: (i) the vacating or abandonment of the Texas Property by the Tenant; (ii) the failure by the Tenant to make any payment due under the Lease;
(iii) the failure by the Tenant to observe or perform any of the covenants, conditions, or provisions of the Lease; and (iv) the making by the Tenant of any general arrangement or general assignment for the benefit of creditors. In the event of a material default by the Tenant, the Lease contains remedy provisions which are summarized as follows: (i) the Partnership may terminate the Lease and take possession of the Grapevine Property, in which case the Partnership would be entitled to damages incurred by reason of the material default; (ii) the Partnership may maintain the Tenant's right to possession of the Grapevine Property, in which case the Lease would continue to be in effect; or (iii) the Partnership may pursue any other legal remedy available.

Equipment Acquisitions:

     Checkers Equipment, Palm Harbor, Florida. On March 11, 1996 the Partnership purchased restaurant equipment and a modular building ("Palm Harbor Equipment") to be used in the operation of a Checkers Drive-In Restaurant located at 33225 U. S. Highway 19, North, Palm Harbor, Florida. The Palm Harbor Equipment was purchased from Checkers of Palm Harbor, a Franchise, Inc., for $225,000 and leased back to Checkers of Palm Harbor, a Franchise, Inc., a Florida Corporation, DBA Checkers Drive-In Restaurant (the "Lessee"). The Lessee owns and operates the Checkers Drive-In Restaurant under a franchise agreement. The purchase was made in cash from proceeds of the Partnership; however, it is anticipated that the Palm Harbor Equipment will subsequently be leveraged as provided for in the Prospectus.

     The Lessee and Partnership entered into the Partnership's standard form of lease (the "Lease") commencing on March 15, 1996, whereby the Lessee is responsible for all expenses related to the Palm Harbor Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 84 months and the minimum annual rent is $48,600 payable in monthly installments of $4,050 on the fifteenth day of each month. The annual rent remains fixed for the entire Lease term. At the end of the Lease term, upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may purchase all of the Palm Harbor Equipment for $22,500. The Lease is guaranteed by the following individuals: George W. Cook and Michael G. Perez.

     The Lessee paid a commitment fee equal to $2,250 to an affiliate as provided for the Partnership Agreement. In addition, the first and last month's rent totaling $8,100 was paid to the Partnership at the time of closing.

     An affiliate of the Managing General Partner has received an Acquisition Fee from the Partnership in an amount equal to $9,000 and expects to receive an additional fee of $2,250 from the Partnership after leveraging the Palm Harbor Equipment.

     Denny's Equipment, Cypress, Florida. On March 29, 1996 the Partnership purchased restaurant equipment ("Cypress Equipment") to be used in the operation of a Denny's Restaurant located at 2380 NW Highway 19, Crystal River, Florida. The Cypress Equipment was purchased for $353,647 and leased to Cypress Partners 1995, Ltd., a Florida limited partnership, dba Denny's (the "Lessee"). The Lessee owns and operates the Denny's Restaurant under a franchise agreement. The headquarter's office of the Lessee are located at 115 marks Street, Orlando, Florida. The purchase was made in cash from proceeds of the Partnership; however, it is anticipated that the Cypress Equipment will subsequently be leveraged as provided for in the Prospectus.

     The Lessee and Partnership entered into the Partnership's standard form of lease (the "Lease") commencing on March 15, 1996, whereby the Lessee is responsible for all expenses related to the Cypress Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 60 months and the minimum annual rent is $92,684 payable in monthly installments of $7,723.65 on the fifteenth day of each month. The annual rent remains fixed for the entire Lease term. At the end of the Lease term, upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may purchase all of the Cypress Equipment for the fair market value, however the fair market value shall not exceed the sum of $35,364.70. The Lease is jointly and severally guaranteed by the following: Cypress Associates, a Florida partnership; Cypress Ormond Beach, Inc., a Florida corporation; Transam Financial Services, Inc., a Florida corporation; Gerald F. Hilbrich, an individual; Thomas E. McIntyre, an individual; George Noga, an individual; and Larry K. Walker, an individual,

     The Lessee paid a commitment fee equal to $3,534 to an Affiliate as provided for the Partnership Agreement. In addition, the first and last month's rent totaling $15,447 was paid to the Partnership at the time of closing.

     An affiliate of the Managing General Partner has received an Acquisition Fee from the Partnership in an amount equal to $14,146 and expects to receive an additional fee of $3,536 from the Partnership after leveraging the Cypress Equipment.

General Provisions

     Prior to entering into the leases an Affiliate of the Managing General Partner considered factors such as the financial condition and business and operating history of the Lessees and demographic data for the area in which the Equipment is located. The General Partners believe that the amount of insurance carried by the Lessees is adequate.


RESULTS OF OPERATIONS:

     For the three month period ended March 31, 1996, the Partnership earned revenues totaling approximately $211,000, compared to approximately $30,000 for the corresponding period of the preceding year. The increase in revenues over the prior year's period (593%) was due to the effect of the Partnership's progress during the comparable periods in selling Units and investing the proceeds therefrom in income producing real estate properties and equipment.

     For the three month period ended March 31, 1996, the Partnership incurred expenses totaling approximately $36,000, compared to $7,000 for the corresponding period of the preceding year. The increase in expenses over the prior year's period (436%) was due to the same effects which produced the increase in revenues. This growth caused corresponding increases in depreciation expense (due to the growth in depreciable assets) and general and administrative expenses.

     For the three month period ended March 31, 1996, the Partnership earned net income of approximately $175,000, compared to approximately $23,000 for the corresponding period of the previous year. The increase in net income over the prior year's period (639%) was primarily due to the increase in revenues discussed above.

     Based upon the results of operations for the three month period ended March 31, 1996, the Partnership distributed to its limited partners a total of $254,000, representing cash flow from operations for that period. These amounts were distributed as follows: $22,627 paid in February 1996 and March 1996 to investors that have elected to receive monthly distributions and $231,373 paid in April 1996. On a comparative basis, the Partnership distributed to its limited partners a total of $22,900 for the corresponding period of the preceding year. The increase in distributions over the prior year's period (1,009%) was due to the increase in net income discussed above and the reduction in net investment in financing leases (i.e. capital returned on equipment lease investments) resulting from the growth in the equipment lease portfolio.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

         Reports on Form 8-K. (Incorporated by reference from Registrant's SEC File No. 33-77510C, filed January 2, 1996 (Form 8-K/A No. 1); January 3, 1996, and March 25, 1996. Subsequent reports on Form 8-K were filed April 2, 1996 and April 3, 1996).

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BY: Captec Franchise Capital Corporation III
                                 Managing General Partner of
                                 Captec Franchise Capital Partners L.P. III



                             BY: /s/ W. Ross Martin
                                 ---------------------------------------------
                                 W. Ross Martin
                                 Chief Financial Officer and Vice President,
                                 a duly authorized officer

                             DATE: May 13, 1996
                                       --

                                EXHIBIT INDEX



Exhibit Number                      Description
- --------------                      -----------

    27                       Financial Data Schedule