Form 10QSB
period 1996-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1996-08-14
CIK 921794

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[  X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996

[    ]                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT

For the transition period from                      to
                               --------------------    --------------------

Commission file number    33-77510-C
                       -----------------

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                  ------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                 Delaware                                      38-3160141
                 --------                                      ----------
       (State or other jurisdiction                          (IRS Employer
     of incorporation or organization)                   Identification Number)

                24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                 P.O. Box 544, Ann Arbor, Michigan 48106-0544
                -----------------------------------------------
                    (Address of principal executive offices)

                                (313)  994-5505
                                ---------------
                          (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No    .
                                                              ----     ----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes       No     .
                                                 ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable

Transitional Small Business Disclosure Format (check one)  Yes    No   X
                                                              ----    ----

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB



PART I           FINANCIAL INFORMATION                                                                 Page
- ------           ---------------------                                                                 ----

Item 1.          Financial Statements                                                                     1
                 Balance Sheet, June 30, 1996                                                             2

                 Statement of Operations for the three month periods
                 ended June 30, 1996 and 1995                                                             3

                 Statement of Operations for the six month periods
                 ended June 30, 1996 and 1995                                                             4

                 Statement of Cash Flows for the six month periods
                 ended June 30, 1996 and 1995                                                             5

                 Notes to Financial Statements                                                            6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                               11


PART II        OTHER INFORMATION
- -------        -----------------

Item 1.          Legal Proceedings                                                                       17

Item 2.          Changes in Securities                                                                   17

Item 3.          Defaults Upon Senior Securities                                                         17

Item 4.          Submission of Matters to a Vote of Security Holders                                     17

Item 5.          Other Information                                                                       17

Item 6.          Exhibits and Reports on Form 8-K                                                        17


SIGNATURES                                                                                               18
- ----------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

      The balance sheet of Captec Franchise Capital Partners L.P. III (the "Partnership") as of June 30, 1996 and the statements of operations and cash flows for the periods ending June 30, 1996 and 1995 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

       These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Partnership's report on Form 10-KSB for the fiscal year ended December 31, 1995.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                 BALANCE SHEET
                                 June 30, 1996
                                  (Unaudited)

                                    ASSETS
Cash                                                $ 4,847,244
Investment in leases:
   Operating leases, net                              7,292,506
   Direct financing leases, net                       2,708,245
Rent receivable                                             -
Unbilled rent                                           113,426
Due from related parties                                 18,243
                                                    -----------
Total assets                                        $14,979,664
                                                    ===========


                       LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                 $    47,713
   Due to related parties                               449,144
   Operating lease rents paid in advance                  9,396
   Security deposits held on leases                      52,223
                                                    -----------
Total liabilities                                       558,476
                                                    -----------

Partners' Capital:
Limited partners' capital accounts                   14,413,569
General partners' capital accounts                        7,619
                                                    -----------
Total partners' capital                              14,421,188
                                                    -----------
Total liabilities & partners' capital               $14,979,664
                                                    ===========




The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF OPERATIONS
            for the three month periods ended June 30, 1996 and 1995
                                  (Unaudited)


                                                          1996                      1995
Operating revenue:
   Rental income                                         $216,890                $ 35,571
   Finance income                                          89,732                  18,972
                                                         --------               ---------
                Total operating revenue                   306,622                  54,543
                                                         --------               ---------

Operating costs and expenses:
   Depreciation                                            63,750                   3,469
   General and administrative                              17,111                   7,155
                                                         --------               ---------
                Total operating costs and expenses         80,861                  10,624
                                                         --------               ---------
                Income from operations                    225,761                  43,919
                                                         --------               ---------

Other Income (expense):
   Interest income                                         33,295                     432
   Other                                                       96                      40
                                                         --------               ---------
                Total other income, net                    33,391                     472
                                                         --------               ---------
Net income                                                259,152                  44,391

Net income allocable to general partners                    2,592                     444
                                                         --------               ---------
Net income allocable to limited partners                 $256,560                $ 43,947
                                                         ========               =========
Net income per limited partnership unit                  $  18.67               $   16.04
                                                         ========               =========
Weighted average number of limited partnership
   units outstanding                                       13,744                   2,740
                                                         ========               =========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF OPERATIONS
             for the six month periods ended June 30, 1996 and 1995
                                  (Unaudited)


                                                           1996                   1995
Operating revenue:
   Rental income                                         $335,107               $ 57,698
   Finance income                                         162,665                 18,972
                                                         --------               --------
                Total operating revenue                   497,772                 76,670
                                                         --------               --------
Operating costs and expenses:
   Depreciation                                            85,344                  5,781
   General and administrative                              31,910                 11,631
                                                         --------               --------
                Total operating costs and expenses        117,254                 17,412
                                                         --------               --------
                Income from operations                    380,518                 59,258
                                                         --------               --------
Other Income (expense):
   Interest income                                         52,449                  8,739
   Other                                                    1,003                     40
                                                         --------               --------
                Total other income, net                    53,452                  8,779
                                                         --------               --------
Net income                                                433,970                 68,037

Net income allocable to general partners                    4,340                    680
                                                         --------               --------
Net income allocable to limited partners                 $429,630               $ 67,357
                                                         ========               ========
Net income per limited partnership unit                  $  37.40               $  30.66
                                                         ========               ========
Weighted average number of limited partnership
   units outstanding                                       11,486                  2,197
                                                         ========               ========




The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF CASH FLOWS
             for the six month periods ended June 30, 1996 and 1995
                                  (Unaudited)


                                                                      1996                      1995
Cash flows from operating activities:
   Net Income                                                     $   433,970             $    68,037
   Adjustments to net income:
        Depreciation                                                   85,345                   5,781
        Increase in unbilled rent                                     (66,275)                 (8,732)
        Decrease (increase) in receivables                            (13,878)                 (1,267)
        Increases in payables                                         480,632                  38,622
        Security deposits received                                     24,854                   9,167
                                                                  -----------             -----------
Net cash provided by operating activities                             944,648                 111,608
                                                                  -----------             -----------

Cash flows from investing activities:
   Purchase of real estate for operating leases                    (4,008,569)             (1,040,000)
   Purchase of equipment for financing leases                        (958,288)               (787,500)
   Reduction of net investment in financing leases                    129,644                  31,991
                                                                  -----------             -----------
Net cash used in investing activities                              (4,837,213)             (1,795,509)
                                                                  -----------             -----------

Cash flows from financing activities:
   Issuance of limited partnership units                            9,110,562               3,690,550
   Offering costs                                                  (1,168,083)               (495,971)
   Return of initial limited partner's capital contribution                                      (100)
   Distributions to limited partners                                 (486,325)                (22,900)
                                                                  -----------             -----------
Net cash provided by financing activities                           7,456,154               3,171,579
                                                                  -----------             -----------
Net increase in cash                                                3,563,589               1,487,678

Cash, beginning of period                                           1,283,655                     251
                                                                  -----------             -----------
Cash, end of period                                               $ 4,847,244             $ 1,487,929
                                                                  ===========             ===========




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

      The Partnership commenced a public offering of limited partnership interests ("Units") on August 12, 1994. A minimum of 1,150 Units and a maximum of 20,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on January 24, 1995, at which time funds totaling $1,155,255 were released from escrow and the Partnership immediately commenced operations. At June 30, 1996, the Partnership had accepted subscriptions for 16,504.791 Units, and funds totaling $16,504,791.

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

      The Partnership distributed $272,155 during the three month period ended June 30, 1996, representing quarterly distributions of cash flow from operations for the quarter ended March 31, 1996 and elective monthly distributions for the current quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    RELATED PARTY TRANSACTIONS AND AGREEMENTS:

      Organization and offering expenses, excluding selling commissions, are paid initially by the General Partners and/or their Affiliates and will be reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates will be paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering. The Sponsor was reimbursed $279,821 during the three month period ended June 30, 1996. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

      The Partnership will also pay to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all units placed by them directly. Total commissions incurred during the three month period ended June 30, 1996 were $437,479. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts. The Sponsor has also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

      An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. The Partnership paid $59,431 in acquisition fees during the three month period ended June 30, 1996. Of this amount, $13,711 was capitalized into net investment in direct financing leases and $45,720 was capitalized into land and building on operating leases.

      The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

      A subordinated asset management fee may be charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative noncompounded return of ten percent (10%) per annum on their adjusted invested capital. There were no subordinated asset management fees paid to the Sponsor during the three month period ended June 30, 1996.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

      An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidation fees paid during the three month period ended June 30, 1996.

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


4.    LAND AND BUILDING ON OPERATING LEASES:

      The net investment in operating leases as of March 31, 1996 is comprised of the following:

Land                                                       $1,853,279
Building and improvements                                   5,558,550
                                                           ----------
                                                            7,411,829
Less accumulated depreciation                                (119,323)
                                                           ----------

Total                                                      $7,292,506
                                                           ==========

      The following is a schedule of future minimum lease payments to be received on the operating leases as of June 30, 1996:

1996                                                  $   393,066
1997                                                      796,631
1998                                                      812,747
1999                                                      829,303
2000                                                      847,460
Thereafter                                             13,859,780
                                                      -----------
Total                                                 $17,538,987
                                                      ===========

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    NET INVESTMENT IN DIRECT FINANCING LEASES:

      The net investment in direct financing leases as of June 30, 1996 is comprised of the following:

Minimum lease payments to be received                         $3,355,931
Estimated residual value                                         239,075
                                                              ----------

Gross investment in direct financing leases                    3,595,006
Less unearned income                                            (886,761)
                                                              ----------

Net investment in direct financing leases                     $2,708,245
                                                              ==========

      The following is a schedule of future minimum lease payments to be received on the direct financing leases as of June 30, 1996:

1996                                           $  393,350
1997                                              720,254
1998                                              720,254
1999                                              720,254
2000                                              523,013
Thereafter                                        278,806
                                               ----------

Total                                          $3,355,931
                                               ==========


6.    SUBSEQUENT EVENT:

      In July 1996, the Partnership made a distribution to its limited partners totaling 328,323, which represented the aggregate quarterly distribution of cash flow from operations for the quarter ended June 30, 1996 in the amount of $369,571 less $41,248 of elective monthly distributions previously distributed during that quarter.

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

         As of June 30, 1996, the Partnership had accepted subscriptions for 16,504.791 Units and funds totaling $16,504,791 from 1,193 investors. The Partnership had cash totaling $4,847,244 as of June 30, 1996, approximately $4,344,000 of which is available for investment.

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

     During the three month period ending June 30, 1996, the Partnership acquired one real property for a total cost of $1,143,000 and one equipment package for a total cost of $342,783. See Real Estate Acquisitions and Equipment Acquisitions below. The number of Properties and/or the amount of Equipment to be acquired will depend upon the number of Units sold in the Offering.

Real Estate Acquisitions:


     Boston Market - New Jersey:   On June 6, 1996, the Partnership acquired the
land and 3,333 square foot building comprising a Boston Market restaurant located at 1729 North Olden Ave., Ewing Twp., New Jersey (the "New Jersey Property"). The New Jersey Property was constructed for its present use in May of 1996 and was fully operational at the time of the purchase. The New Jersey Property was purchased from BC Real Estate Investments, Inc., and leased back to New Jersey Rose, L.L.C., a New Jersey limited liability company (the "Tenant"). The Tenant operates casual dining restaurants under the primary trade name of Boston Market. The headquarters offices of the Tenant are located at 3 Terry Drive, Suite 103, Newton, Pennsylvania. The Partnership purchased a fee simple interest in the New Jersey Property for a purchase price of $1,143,000 which was negotiated by an affiliate of the Managing General Partner who considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenant and demographic data for the area in which the New Jersey Property is located. The purchase price for the New Jersey Property is supported by an independent MAI appraisal. The Partnership purchased the New Jersey Property with cash from offering proceeds. It is anticipated that the New Jersey Property will be leveraged as provided for in the Prospectus, however, the Partnership presently does not have a financing commitment.


     The Tenant and the Partnership have entered into a lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the New Jersey Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on July 1, 2011 with five renewal options of five years each. The initial annual rent is equal to ten and one-half percent (10.5%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,143,000 the rent in the first year of the Lease is $120,015 per year, or $10,001.25 per month. The Annual Rent shall be increased beginning on the sixth lease year to $132,017; beginning on the eleventh lease year to $142,275 and at the end of every five years thereafter by ten percent of the Annual Rent payable during the lease year immediately preceding. Beginning in the sixth year, and in addition to the Annual Rent provided above, the Tenant shall pay Percentage Rent on an annual basis equal to the difference between five percent of "gross sales" (as defined in the lease) for such lease year minus the Annual Rent payable for such lease year.


     The Tenant has an option to purchase and first right of refusal to purchase the New Jersey Property. The Tenant shall have the right to purchase the New Jersey Property on the same terms and conditions as set forth in the offer or the Tenant may elect an alternate purchase price as follows: (a) during the first and second lease year the purchase price shall be an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised divided by 9.462%; (b) during the third lease year in an amount equal to the Annual Rent for lease year 3 divided by 9.978%; (c) during the fourth lease year in an amount equal to the Annual Rent for lease year four divided by 9.785% and in lease year five in an amount equal to the Annual Rent for lease year five divided by 9.580%.


     Tenant shall have the option to purchase the New Jersey Property any time after the fifth year for the following option price: (a) if the Tenant exercises its option to purchase during the sixth through eighth lease year, the option price shall be equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent.; (b) if the Tenant exercises its option to purchase after the eighth lease year, the option purchase price shall be the greater of the fair market value of the New Jersey Property or an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent.


     An Affiliate of the Managing General Partner analyzed demographic, geographic and market diversification data for the area in which the New Jersey Property is located and reviewed the appraisal of the New Jersey Property and the analysis regarding comparable properties contained therein. Based upon the foregoing, the General Partners are unaware of any unfavorable competitive conditions regarding the New Jersey Property. The General Partners believe that the amount of insurance carried by the Tenant is adequate.


     The current annual rent per square foot for the New Jersey Property is $36.00. The depreciable basis of the New Jersey Property for federal tax purposes is $763,000 and it will be depreciated using the straight line method over 39 years, a rate of $19,564 per year. The 1996 tax rate of the township in which the New Jersey Property is located is $2.63 per $100 of assessed value. The realty taxes for the first six months of 1996 on the New Jersey Property were $8,099 but the current assessed value is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land (i.e., the restaurant facility).

     The Lease contains a substitution option that in the event that the Tenant determines that the New Jersey Property is inadequate or unprofitable or is rendered unsuitable by condemnation or casualty, the Tenant may substitute another property having a Boston Market restaurant located thereon, of equal or greater current value. The substitute property shall be subject to the approval of the Partnership.


     The Lease contains material default provisions that include, but are not limited to: (i) the vacating or abandonment of the New Jersey Property by the Tenant; (ii) the failure by the Tenant to make any payment due under the Lease;
(iii) the failure by the Tenant to observe or perform any of the covenants, conditions, or provisions of the Lease; and (iv) the making by the Tenant of any general arrangement or general assignment for the benefit of creditors. In the event of a material default by the Tenant, the Lease contains remedy provisions which are summarized as follows: (i) the Partnership may terminate the Lease and take possession of the New Jersey Property, in which case the Partnership would be entitled to damages incurred by reason of the material default; (ii) the Partnership may maintain the Tenant's right to possession of the New Jersey Property, in which case the Lease would continue to be in effect; or (iii) the Partnership may pursue any other legal remedy available.

Equipment Acquisitions:

     Denny's POS Equipment: On July 15, 1996 the Partnership purchased point of sale equipment ("POS Equipment) pursuant to an assignment effective as of May 1, 1996, from an affiliate of the General Partner to be used in the operation of twelve (12) Denny's restaurants located at the following locations:

            425 N.E. Hassalo St., Portland, OR
            12201 N. Center St., Portland, OR
            7815 N.E 6th Ave., Vancouver, WA
            8787 S.W. Scholls Ferry Rd., Portland, OR
            12101 SE 82nd Ave., Portland, OR
            105 E. Burnside R., Gresham, OR
            10428 S. E. Stark, Portland, OR
            1020 W. 6th Ave., Dalles, OR
            10412 N. E. 4th Plain, Orchards, WA
            400 E. Plain Mill Blvd., Vancouver, WA
            15815 S. E. 82nd Dr., Clackamas, OR
            3680 Market St., Salem, OR

The Partnership purchased the POS Equipment for $342,783 and leased it to The Green Team Restaurants, LLC, a Delaware limited liability company, dba Denny's (the "Lessee"). The Lessee owns and operates the twelve Denny's under a franchise agreement. The purchase was made in cash from proceeds of the Partnership; however, it is anticipated that the POS Equipment will subsequently be leveraged as provided for in the Prospectus.

     The Lessee and Partnership entered into the Partnership's standard form of lease (the "Lease") commencing on May 1, 1996, whereby the Lessee is responsible for all expenses related to the POS Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 60 months and the minimum annual rent is $90,495.24 payable in monthly installments of $7,541.27 on the first day of each month. The annual rent remains fixed for the entire Lease term. Prior to entering into the lease an affiliate of the Managing General Partner considered factors such as the financial condition and business and operating history of the Lessee and demographic data for the area in which the POS Equipment is located.

     At the end of the Lease term, upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may purchase all of the POS Equipment for the Fair Market Value, not to exceed the sum of Thirty Four Thousand Two Hundred Seventy Eight and 35/100 Dollars (34,278.35) The General Partners believe that the amount of insurance carried by the Lessee is adequate. The Lease is unconditionally guaranteed by the following individuals: Doug Koch, Robbie Qualls and Justin M. Hathaway, jointly and severally.

RESULTS OF OPERATIONS:

         For the three and six month periods ended June 30, 1996, the Partnership earned revenues totaling approximately $340,000 and $551,000, respectively, compared to approximately $55,000 and $85,000 for the corresponding period of the preceding year. The increase in year-to-date revenues over the prior year's period (548%) was due to the effect of the Partnership's progress between the comparable periods in selling Units and investing the proceeds therefrom in income producing, net leased, real estate properties and equipment.

         For the three and six month periods ended June 30, 1996, the Partnership incurred expenses totaling approximately $81,000 and $117,000, respectively, compared to $11,000 and $17,000 for the corresponding periods of the preceding year. The increase in year-to-date expenses over the prior year's period (588%) was due to the same effects which produced the increase in revenues. This growth caused corresponding increases in depreciation expense (due to the growth in depreciable assets) and general and administrative expenses.

         For the three month and six month periods ended June 30, 1996, the Partnership earned net income of approximately $259,000 and $434,000, respectively, compared to approximately $44,000 and $68,000 for the corresponding periods of the previous year. The increase in year-to-date net income over the prior year's period (538%) was primarily due to the increase in revenues discussed above.

         Based upon the results of operations for the three month period ended June 30, 1996, the Partnership distributed to its limited partners a total of $369,571, representing cash flow from operations for that period. These amounts were distributed as follows: $41,248 paid in May 1996 and June 1996 to investors that have elected to receive monthly distributions and $328,323 paid in July 1996 to all investors. On a comparative basis, the Partnership distributed to its limited partners a total of $73,200 for the corresponding three month period of the preceding year. The increase in distributions over the prior year's period (405%) was due to the increase in net income discussed above and the reduction in net investment in financing leases (i.e. capital returned on equipment lease investments) resulting from the growth in the equipment lease portfolio.


LEASE DEFAULT:

         The Partnership has invested in a direct financing lease, which lease has a net investment value of $241,765 as of June 30, 1996. The lessee under this lease, Kenny Rogers Roasters of Arizona, Inc., has defaulted on the lease agreement due to non-payment of rents. As of June 30, 1996, the Partnership is owed $21,291 of rents past due from February 1, 1996 and forward. Presently, this default has caused the suspension of cash flows from rents to the Partnership in an amount equal to $4,258 per month, which amount represents 4.5% of the Partnership's aggregate current monthly rental income (excluding additional rent which may be received from any future acquisitions). The General Partners are unable to determine at this time whether any of these past due rents will be recovered.

         The General Partners have been conducting ongoing discussions with the lessee and with the franchisor and other franchisees in the Kenny Rogers Roasters franchise system, as well as with other parties interested in the equipment for operation of other restaurant and non-restaurant uses. These discussions have been focused on determining whether the lessee can cure the default, and identifying alternate lessees that are interested in taking over the operations of this restaurant or purchasing the equipment for use in other concepts.

         To date, no agreements have been reached as a result of the discussions described above. However, based upon these discussions the General Partners believe that, if necessary, the equipment can be re-leased to a new lessee within a 3 to 6 month period, although such new lease may not provide for the same amount of monthly rent as required under the existing lease. Furthermore, the General Partners will pursue the default remedy provisions under the lease, to the extent that pursuing such remedies is determined to be in the best interest of the Partnership, taking into account such factors as the cost of any legal actions and the probability of recovery. The General Partners will continue to seek a resolution to this lease default and will report any commitments or definitive agreements regarding this default.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

      (a)     The following exhibits are filed as a part of this report.

               Number            Exhibit
               ------            -------
                 27              Financial Data Schedule

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

                                BY: Captec Franchise Capital Corporation III
                                    Managing General Partner of
                                    Captec Franchise Capital Partners L.P. III



                                BY: /s/ W. Ross Martin
                                    --------------------------------------
                                    W. Ross Martin
                                    Chief Financial Officer and Vice President,
                                    a duly authorized officer

                                DATE:  August 13, 1996

                                EXHIBIT INDEX


EXHIBIT NO.                              DESCRIPTION
- -----------                              -----------
    27                              FINANCIAL DATA SCHEDULE