Form 10QSB
period 1996-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1996-11-14
CIK 921794

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  EXCHANGE ACT


For the transition period from                            to
                               -------------------------     -------------------

Commission file number 33-77510-C
                      ----------------------------------------------------------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)
                  Delaware                                      38-3160141
--------------------------------------------------------------------------------
       (State or other jurisdiction                            (IRS Employer
       of incorporation or organization)                  Identification Number)


                24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                       P.O. Box 544, Ann Arbor, Michigan 48106-0544
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (313) 994-5505
        ----------------------------------------------------------------
                          (Issuer's telephone number)

                            Not Applicable
        ----------------------------------------------------------------
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes        No
                                                 -----     -----.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable
                                                   ----------------

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                              ---     ---

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB



PART I        FINANCIAL INFORMATION                                        Page
------------  ---------------------

Item 1.       Financial Statements                                            1

              Balance Sheet, September 30, 1996                               2

              Statement of Operations for the three month periods
              ended September 30, 1996 and 1995                               3

              Statement of Operations for the nine month periods
              ended September 30, 1996 and 1995                               4

              Statement of Cash Flows for the nine month periods
              ended September 30, 1996 and 1995                               5

              Notes to Financial Statements                                   6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11


PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings                                              21

Item 2.       Changes in Securities                                          21

Item 3.       Defaults Upon Senior Securities                                21

Item 4.       Submission of Matters to a Vote of Security Holders            21

Item 5.       Other Information                                              21

Item 6.       Exhibits and Reports on Form 8-K                               21


SIGNATURES                                                                   22
------------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The balance sheet of Captec Franchise Capital Partners L.P. III (the "Partnership") as of September 30, 1996 and the statements of operations and cash flows for the periods ending September 30, 1996 and 1995 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Partnership's report on Form 10-KSB for the fiscal year ended December 31, 1995.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                 BALANCE SHEET
                               September 30, 1996
                                  (Unaudited)


                                     ASSETS
Cash                                                      $ 1,233,903
Investment in leases:
  Operating leases, net                                    13,526,500
  Direct financing leases, net                              3,007,833
Rent receivable                                                   -
Unbilled rent                                                 159,121
Due from related parties                                       22,450
                                                          -----------
Total assets                                              $17,949,807
                                                          ===========

                        LIABILITIES & PARTNERS' CAPITAL

Liabilities:
  Accounts payable                                        $     3,326
  Due to related parties                                      349,847
  Operating lease rents paid in advance                        49,974
  Security deposits held on leases                             65,953
                                                          -----------
Total liabilities                                             469,100
                                                          -----------
Partners' Capital:
Limited partners' capital accounts                         17,468,717
General partners' capital accounts                             11,990
                                                          -----------
Total partners' capital                                    17,480,707
                                                          -----------
Total liabilities & partners' capital                     $17,949,807
                                                          ===========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF OPERATIONS
         for the three month periods ended September 30, 1996 and 1995
                                  (Unaudited)



                                                 1996        1995
Operating revenue:
 Rental income                                 $270,008     $76,744
 Finance income                                  86,749      34,989
                                               --------     -------
            Total operating revenue             356,757     111,733
                                               --------     -------
Operating costs and expenses:
 Depreciation                                   (19,904)      9,075
 General and administrative                      11,758       5,278
                                               --------     -------
           Total operating costs and expenses    (8,146)     14,353
                                               --------     -------
           Income from operations               364,903      97,380
                                               --------     -------
Other Income (expense):
 Interest income                                 61,958         309
 Other                                           10,262       1,096
                                               --------     -------
             Total other income, net             72,220       1,405
                                               --------     -------
Net income                                      437,123      98,785

Net income allocable to general partners          4,371         988
                                               --------     -------
Net income allocable to limited partners       $432,752     $97,797
                                               ========     =======
Net income per limited partnership unit        $  22.52     $ 22.39
                                               ========     =======
Weighted average number of limited partnership
 units outstanding                               19,213       4,367
                                               ========     =======



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF OPERATIONS
          for the nine month periods ended September 30, 1996 and 1995
                                  (Unaudited)


                                                 1996        1995
Operating revenue:
 Rental income                                 $602,516    $134,442
 Finance income                                 252,014      53,961
                                               --------    --------
            Total operating revenue             854,530     188,403
                                               --------    --------
Operating costs and expenses:
 Depreciation                                    65,441      14,856
 General and administrative                      43,668      16,909
                                               --------    --------
           Total operating costs and expenses   109,109      31,765
                                               --------    --------
           Income from operations               745,421     156,638
                                               --------    --------
Other Income (expense):
 Interest income                                114,406       9,048
 Other                                           11,266       1,136
                                               --------    --------
             Total other income, net            125,672      10,184
                                               --------    --------
Net income                                      871,093     166,822

Net income allocable to general partners          8,711       1,668
                                               --------    --------
Net income allocable to limited partners       $862,382    $165,154
                                               ========    ========
Net income per limited partnership unit        $  61.24    $  55.14
                                               ========    ========
Weighted average number of limited partnership
 units outstanding                               14,081       2,995
                                               ========    ========



The accompanying notes are an integral part of the financial statements.

                   Captec Franchise Capital Partners L.P. III
                            Statement of Cash Flows
          for the nine month periods ended September 30, 1996 and 1995
                                  (Unaudited)


                                                                             1996               1995
Cash flows from operating activities:
 Net Income                                                            $    871,093       $   166,822
 Adjustments to net income:
    Depreciation                                                             65,441            14,857
    Increase in unbilled rent                                              (111,971)          (24,300)
    Increase in receivables                                                 (16,041)           (1,660)
    Increases in payables                                                   325,508            20,986
    Increase in prepaid rents                                                49,974                 -
    Security deposits received                                               38,584            13,722
                                                                       ------------       -----------
Net cash provided by operating activities                                 1,222,588           190,427
                                                                       ------------       -----------
Cash flows from investing activities:
 Purchase of real estate for operating leases                            (9,537,532)       (2,745,600)
 Construction loan Draws                                                   (685,126)              -
 Purchase of equipment for financing leases                              (1,357,856)       (1,231,750)
 Reduction of net investment in financing leases                            229,625            47,964
                                                                       ------------       -----------
Net cash used in investing activities                                   (11,350,889)       (3,929,386)
                                                                       ------------       -----------
Cash flows from financing activities:
 Issuance of limited partnership units                                   12,584,631         5,112,159
 Offering costs                                                          (1,626,915)         (668,701)
 Return of initial limited partner's capital contribution                         -              (100)
 Distributions to limited partners                                         (879,167)          (96,100)
                                                                       ------------       -----------
Net cash provided by financing activities                                10,078,549         4,347,258
                                                                       ------------       -----------
Net increase in cash                                                        (49,752)          608,299

Cash, beginning of period                                                 1,283,655               251
                                                                       ------------       -----------
Cash, end of period                                                    $  1,233,903       $   608,550
                                                                       ============       ===========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


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

    The Partnership commenced a public offering of limited partnership interests ("Units") on August 12, 1994. A minimum of 1,150 Units and a maximum of 20,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on January 24, 1995, at which time funds totaling $1,155,255 were released from escrow and the Partnership immediately commenced operations. At September 30, 1996, the Partnership had accepted subscriptions for the entire 20,000 Units, and funds totaling $20,000,000.

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

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


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

    The Partnership distributed $392,842 during the three month period ended September 30, 1996, representing quarterly distributions of cash flow from operations for the quarter ended June 30, 1996 and elective monthly distributions for the current quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    Organization and offering expenses, excluding selling commissions, are paid initially by the General Partners and/or their Affiliates and will be reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates will be paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering.
    The Sponsor was reimbursed $175,273 during the three month period ended September 30, 1996. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

    The Partnership will also pay to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all units placed by them directly. Total commissions incurred during the three month period ended September 30, 1996 were $283,558. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts. The Sponsor has also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

    An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. The Partnership paid $254,372 in acquisition fees during the three month period ended September 30, 1996. Of this amount, $15,368 was capitalized into net investment in direct financing leases and $239,004 was capitalized into land and building on operating leases.

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

    A subordinated asset management fee may be charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative noncompounded return of ten percent (10%) per annum on their adjusted invested capital. There were no subordinated asset management fees paid to the Sponsor during the three month period ended September 30, 1996.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidation fees paid during the three month period ended September 30, 1996.

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


4.  LAND AND BUILDING ON OPERATING LEASES:

    The net investment in real estate includes capitalized acquisition costs totaling $523,980, which costs have been allocated between land and building and improvements on a prorata basis. The net investment in real estate under operating leases as of September 30, 1996 is comprised of the following:


     Land                                                      $ 5,127,875
     Building and improvements                                   7,812,917
     Construction draws on leases (including land of $555,000)     685,126
                                                                ----------
                                                                13,625,918
     Less accumulated depreciation                                 (99,418)
                                                               -----------
     Total                                                     $13,526,500
                                                               ===========


    As indicated above, the Partnership made investments in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Partnership which fully obligates the tenant to the long-term lease of all amounts advanced under construction draws. At September 30, 1996, the Partnership had approximately $941,000 of unfunded commitments on properties under construction.

    The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases as of September 30, 1996. This schedule excludes additional rents due under unfunded commitments on properties under construction which are estimated to be equal to an additional $1,665,000 in aggregate.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


4.   LAND AND BUILDING ON OPERATING LEASES (CONTINUED):


             1996                                        $   244,027
             1997                                          1,438,759
             1998                                          1,454,875
             1999                                          1,471,431
             2000                                          1,492,428
             Thereafter                                   22,474,741
                                                         -----------

             Total                                       $28,576,261
                                                         ===========



5.   NET INVESTMENT IN DIRECT FINANCING LEASES:

    The net investment in direct financing leases as of September 30, 1996 is comprised of the following:


             Minimum lease payments to be received        $3,726,469
             Estimated residual value                        269,811
                                                          ----------

             Gross investment in direct financing leases   3,996,280
             Less unearned income                           (988,447)
                                                          ----------

             Net investment in direct financing leases    $3,007,833
                                                          ==========

          The following is a schedule of future minimum lease payments to be received on the direct financing leases as of September 30, 1996:

             1996                                         $  240,625
             1997                                            799,737
             1998                                            799,737
             1999                                            799,737
             2000                                            602,496
             Thereafter                                      484,137
                                                          ----------

             Total                                        $3,726,469
                                                          ==========



6.   SUBSEQUENT EVENT:

    In October 1996, the Partnership made a distribution to its limited partners totaling $420,419, which represented the aggregate quarterly distribution of cash flow from operations for the quarter ended September 30, 1996 in the amount of $485,000 less $64,581 of elective monthly distributions previously distributed during that quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL COMMITMENTS:

     Captec Franchise Capital Partners L.P. III (the "Partnership") commenced the Offering of up to 20,000 limited partnership units ("Units") registered under the Securities Act of 1933, as amended by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Offering terminated on August 12, 1996.

     As of September 30, 1996, the Partnership had accepted subscriptions for 20,000 Units and funds totaling $20,000,000 from 1,393 investors. The Partnership had cash totaling $1,233,903 as of September 30, 1996, approximately $416,000 of which is available for investment.

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

     During the three month period ending September 30, 1996, the Partnership acquired six (6) real properties for a total cost of $6,916,311, of which $5,975,086 was funded with the balance in unfunded commitments; and one (1) equipment package for a total cost of $384,201. See Real Estate Acquisitions and Equipment Acquisitions below. The number of Properties and/or the amount of Equipment to be acquired will depend upon the additional debt.

Real Estate Acquisitions:

Hollywood Video, Enid, Oklahoma (Land and Building)

     On August 4, 1996 the Partnership acquired the land and a 7,500 square foot building comprising a Hollywood Video located at 3400 West Owen K. Garriott Road, Enid, Oklahoma (the "Hollywood Video Property"). The Hollywood Video Property was constructed for its present use in June 1996 and was fully operational at the time of the purchase. The Hollywood Video Property was purchased from Terry S. Ward and the Partnership assumed a lease between Caltex Entertainment, Ltd., a Texas Limited Partnership and Hollywood Entertainment Corp., an Oregon corporation (the "Tenant"). The Tenant operates video rental stores under the trade name of Hollywood Video. The headquarters of the Tenant are located at 10300 S. W. Allen Blvd., Beaverton, Oregon 97005. The Partnership purchased a fee simple interest in the Hollywood Video Property for the purchase price of $1,050,000 which was negotiated by an affiliate of the Managing General Partner which considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenant and demographic data for the area in which the Hollywood Video Property is located. The purchase price for the Hollywood Video Property is supported by an independent MAI appraisal.

     The Lease dated January 15, 1996 between Caltex Entertainment, Ltd. and Hollywood Entertainment Corporation, which the Partnership assumed on July 31, 1996 (the "Lease"), is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Hollywood Video Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on May 10, 2011 with two renewal options of five years each. The initial annual rent is equal to 11.25% of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,050,000, the rent in the first five years of the Lease is $118,125 per year, or $9,844 per month. The rent shall be increased on May 10, 2001 and on the first day of each renewal term by the percentage increase in the Consumer Price Index over the five year period preceding the increase date, provided that the increase does not exceed 12%. In the event the Consumer Price Index has decreased, the rent shall remain unchanged. The current annual rent per square foot of the Hollywood Video Property is $15.75. The depreciable basis of the Hollywood Video Property is $842,700 and will be depreciated using the straight-line method over 39 years at a rate of $21,608 per year. The estimated 1997 tax rate for the county in which the Hollywood Video Property is located is $8.005 per $100 of current assessed value. The estimated current annual realty taxes are $1,977, however, the current assessment on the Hollywood Video Property for realty tax purposes is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land.

     The Tenant has paid to an affiliate of the General Partner, a commitment fee equal to $9,650, as provided for in the Partnership Agreement. The Tenant also paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer taxes.

Kettle Restaurant, Virginia Beach, Virginia (Land and Building)

     On August 5, 1996, the Partnership acquired the land and 3,012 square foot building comprising a Kettle restaurant located at 5720 Northamton Road, Virginia Beach, Virginia (the "Virginia Beach Property"). The Partnership purchased a fee simple interest in the Virginia Beach Property from Captec Net Lease Realty, Inc., an affiliate of the General Partner, for

Seven Hundred Eighty-Nine Thousand Five Hundred Forty-Three Dollars ($789,543) (the "Purchase Price"). On August 5, 1996, the Partnership took assignment of the lease entered into between the Partnership and Captec Net Lease Realty, Inc. and DenAmerica Inc., a Delaware corporation (the "Tenant") dated August 25, 1995 (the "Lease"). The Lease provides for a one-time increase in the Purchase Price by up to Two Hundred Fifty Thousand Dollars ($250,000) to cover costs actually incurred and paid by Tenant to third parties for additional improvements to the Virginia Beach Property completed and paid for on or before
December 31, 1996.   The Tenant intends to convert the Virginia Beach Property
to a Denny's Restaurant and operate it under the Denny's name. The headquarters of the Tenant are located at 7373 North Scottsdale Rd., Suite D-120, Scottsdale, Arizona. The Tenant franchises and operates casual dining restaurants under the primary trade name of Denny's.

     The Lease is an absolute net lease whereby the Tenant is responsible for all expenses related to the Virginia Beach Property including real estate taxes, insurance, maintenance and repair costs. The Tenant shall convert the Virginia Beach Property for operation as a Denny's restaurant as soon as practicable and in no event later than eighteen (18) months after the date of the Lease. If the Tenant fails to convert, the Landlord may (1) declare the Tenant in default under the Lease, (2) require Tenant to substitute another franchised operation in exchange for the Virginia Beach Property, or (3) require Tenant to repurchase the Virginia Beach Property. The Lease term expires on August 31, 2015, with two renewal options of five years each. The initial annual rent is equal to 10.8% of the purchase price and will be payable in monthly installments on the first day of each month. The annual rent on the Virginia Beach Property is $85,271 or $7,106 per month. The annual rent shall increase by 10% on September 1, 2000 and every five years thereafter. The annual rent per square foot on the Virginia Beach Property is $28.31. The depreciable basis of the Virginia Beach Property is $316,543 and will be depreciated using the straight-line method over 39 years at a rate of $8,116.49 per year. The 1995 tax rate for the county in which the Virginia Beach Property is located is $1.14 per $100 of current appraised value. The current annual realty taxes are $4,121.

     The Tenant has an option to purchase the Virginia Beach Property commencing on September 1, 2000 and expiring 90 days thereafter for the greater of: (1) the then fair market value or (b) the annual rent payable during the sixth year of the lease divided by ninety-eight one-thousandths (.098).

     The Tenant has paid to an affiliate of the General Partner, a commitment fee equal to $7,895. The Tenant has paid the following expenses incident to the closing of the transaction: the Partnership's attorney's fees and title insurance premiums. The Partnership paid $4,628 in transfer taxes and recording fees. The Tenant has deposited with the Partnership $7,106 as security for Tenant's faithful performance of the Tenant's obligations under the Lease.

Golden Corral Restaurant, Lakeland, Florida (Land and Improvements)

     On August 6, 1996, the Partnership acquired the land with all improvements to be located thereon, located at 4532 South Florida Avenue, Lakeland, Florida (the "Lakeland Property"). The Partnership purchased the Lakeland Property from and leased back to Corral South Store 3, Inc., a Florida corporation (the "Tenant"). The Tenant operates casual dining restaurants under the primary trade name of Golden Corral Restaurants. The headquarters of the Tenant are located at 2665 Oak Ridge Court, Ft. Meyers, Florida. The Partnership purchased a fee simple interest in the Lakeland Property. The purchase price will equal the lowest of (i) One Million Six Hundred Thousand ($1,600,000);
(ii) actual certified costs, or (iii) the appraised value set forth in the required MAI appraisal ("Purchase Price"). As of

September 30, 1996, $658,775 was paid with cash from offering proceeds with the remaining funds to be disbursed according to a disbursement agreement dated August 6, 1996 (the "Disbursement Agreement"). The Tenant shall commence construction of an approximate 8,825 square foot building on or before August 31, 1996 and shall complete construction of the building on or before December 31, 1996.

     The Lease is an absolute net lease whereby the Tenant is responsible for all expenses related to the Lakeland Property including real estate taxes, insurance, maintenance and repair costs. The interim term of the Lease shall commence on August 6, 1996 and shall expire on the last day of the month in which the final disbursement is made but in no event beyond December 31, 1996 ("Interim Term"). The base term of the Lease shall commence on the day following the expiration of the Interim Term and shall expire 15 years thereafter ("Base Term"). The Tenant has two renewal options of five years each.

     During the Interim Term of the Lease, Interim Rent shall be payable monthly in an amount equal to: (i) the Applicable Rental Percentage multiplied by the Purchase Price and the Soft Costs advanced as of the first disbursement plus (ii) the Applicable Rental Percentage multiplied by the average daily balance of total funds disbursed to the Tenant for Hard Costs and soft Costs related to the construction of the Improvements calculated as of the end of the immediately preceding calendar month. The Applicable Rental Percentage is defined as (i) the "Prime Rate" plus two percent; (ii) divided by 12. Interim Rent shall be paid to the Partnership from funds held by the Partnership for disbursement of costs related to the construction of the improvements. Upon commencement of the Base Term, the annual rent will be payable in monthly installments on the first day of each month in an amount equal to ten and 90/100 percent (10.90%) of the total of all funds advanced by the Partnership. Thus, based on the Purchase Price of $1,600,000, the annual rent on the Lakeland Property is $174,400 or $14,533 per month. The annual rent shall increase by 8% on the fifth anniversary date of the Base Term and every five years thereafter by 8%. The annual rent per square foot on the Lakeland Property is $19.76. The estimated depreciable basis of the Lakeland Property is $1,135,000 and will be depreciated using the straight-line method over 39 years at a rate of approximately $29,102 per year. The 1996 tax rate for the county in which the Lakeland Property is located is $2.1413 per $100 of current assessed value. The 1995 annual realty taxes were $5,699 however, the current assessment on the Lakeland Property for realty tax purposes is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land.

     The Tenant's obligations under the Lease are guaranteed for the benefit of the Partnership by David C. Brown, an individual. David C. Brown is the sole stockholder of the Tenant corporation. The Tenant has an option to purchase the Lakeland Property commencing on the sixty-first month of the Base Term of the Lease. The option price that Tenant shall pay shall equal the scheduled minimum annual rent during the fifth year of the Base Term divided by 0.10.
The tax rate for the county in which the Lakeland Property is located is $2.1413 per $100 of current appraised value. The estimated annual realty taxes are $5,699; however, the current assessment on the Lakeland Property for realty tax purposes is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land.

     The Tenant has paid to an affiliate of the General Partner, a commitment fee equal to $16,000 and a construction funding fee equal to one half percent (.5%) of the maximum Purchase Price or $8,000. The Tenant has paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer taxes.

Boston Market, S. Kent, Washington (Land and Building)

     On September 26 , 1996, the Partnership acquired the land and 3,320 square foot building comprising a Boston Market restaurant located at 25947 Pacific Highway South, Kent, Washington (the "Washington Property"). The Washington Property was constructed for its present use in 1995 and was fully operational at the time of the purchase. The Washington Property was purchased from and leased back to BC Northwest, L.P., a Delaware limited partnership (the "Tenant"). The Tenant is a Franchise Area Developer which operates casual dining restaurants under the primary trade name of Boston Market. The headquarters offices of the Tenant are located at 1601 114th Avenue S.E., Alderwood Building, Suite 130, Bellevue, Washington. The Partnership purchased a fee simple interest in the Washington Property for a purchase price of $1,050,000 which was negotiated by an affiliate of the Managing General Partner who considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenant and demographic data for the area in which the Washington Property is located. The purchase price for the Washington Property is supported by an independent MAI appraisal.

     The Tenant and the Partnership have entered into a lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Washington Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on September 26, 2011 with five renewal options of five years each. The initial annual rent is equal to ten and one-half percent (10.5%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,050,000 the rent in the first year of the Lease is $110,250 per year, or $9,188 per month. The Annual Rent shall be increased beginning on the sixth lease year to $121,275; beginning on the eleventh lease year to $133,455 and at the end of every five years thereafter by ten percent of the Annual Rent payable during the lease year immediately preceding. Beginning in the sixth year, and in addition to the Annual Rent provided above, the Tenant shall pay Percentage Rent on an annual basis equal to the difference between five percent of "gross sales" (as defined in the lease) for such lease year minus the Annual Rent payable for such lease year. The Tenant's financial obligations under the lease are unconditionally guaranteed by Boston Chicken, Inc., a Delaware corporation.

     The Tenant has an option to purchase and first right of refusal to purchase the Washington Property. The Tenant shall have the right to purchase the Washington Property on the same terms and conditions as set forth in the offer or the Tenant may elect an alternate purchase price as follows: (a) during the first and second lease year the purchase price shall be an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised divided by 9.462%; (b) during the third lease year in an amount equal to the Annual Rent for lease year 3 divided by 9.978%; (c) during the fourth lease year in an amount equal to the Annual Rent for lease year four divided by 9.785% and in lease year five in an amount equal to the Annual Rent for lease year five divided by 9.580%.

     Tenant shall have the option to purchase the Washington Property any time after the fifth year for the following option price: (a) if the Tenant exercises its option at purchase during the sixth through eighth lease year, the option price shall be equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent.; (b) if the Tenant exercises its option to purchase after the eighth lease year, the option purchase price shall be the greater of the fair market value of the Washington Property or an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent.

     The current annual rent per square foot for the Washington Property is $33.21. The depreciable basis of the Washington Property for federal tax purposes is $630,000 and it will be depreciated using the straight line method over 39 years, a rate of $16,154 per year. The 1996 tax rate of the township in which the Washington Property is located is $1.559 per $100 of assessed value. The 1996 realty taxes on the Washington Property are $3,275; however, the current assessment is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land (i.e., the restaurant facility).

     The Tenant has paid to an affiliate of the General Partner, a commitment fee equal to $10,500 as provided for in the Partnership Agreement. The Tenant also paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, title insurance premiums, recording fees and expenses and transfer taxes.

     The Lease contains a substitution option that in the event that the Tenant determines that the Washington Property is inadequate or unprofitable or is rendered unsuitable by condemnation or casualty, the Tenant may substitute another property having a Boston Market restaurant located thereon, of equal or greater current value. The substitute property shall be subject to the approval of the Partnership.

Jack-In-The-Box, Hurst, Texas (Land and Building)

     On September 27, 1996 the Partnership acquired the land and a 2860 square foot building comprising a Jack-In-The-Box restaurant located at 320 Grapevine Highway, Hurst, Texas (the "Jack-In-The-Box Property"). The Jack-In-The-Box Property was constructed for its present use in May 1996 and was fully operational at the time of the purchase. The Jack-In-The-Box Property was purchased from and leased back to Foodmaker, Inc., a Delaware corporation (the "Tenant"). The Tenant operates and franchises casual dining restaurants under the primary trade name of Jack-In-The-Box. The headquarters of the Tenant are located at 9330 Balboa Ave., San Diego, CA. The Partnership purchased a fee simple interest in the Jack-In-The-Box Property for the purchase price of $965,000 which was negotiated by an affiliate of the Managing General Partner which considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenant and demographic data for the area in which the Jack-In-The-Box Property is located. The purchase price for the Jack-In-The-Box Property is supported by an independent MAI appraisal.

     The Tenant and the Partnership have entered into the Partnership's standard form of lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Jack-In-The-Box Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on September 30, 2014 with four renewal options of five years each. The initial annual rent is equal to 10.5% of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $965,000, the annual rent in the first five years of the Lease is $101,325 per year, or $8,444 per month. The Minimum Annual Rent shall be increased on October 1, 2001 and every five years thereafter by the greater of : a) the percentage increase in the Consumer Price Index over the five year period preceding the increase date; or (b) ten percent (10%).

     The Tenant has a continuing right of first refusal to purchase the Jack-In-The-Box Property in accordance with the same terms and conditions set forth in a bona fide offer in which the Partnership desires to accept. The current annual rent per square foot on the Jack-In-The-Box Property is $35.43. The depreciable basis of the Jack-In-The-Box Property is

$585,000 and is being depreciated on the straight-line basis over a period of 39 years at a rate of $15,000 per year. The 1995 tax rate for the county and city in which the Jack-In-The-Box Property is located is $2.6089 per $100 of current appraised value. The 1995 current annual realty taxes are $21,965.63; however, the current assessment on the Jack-In-The-Box Property for realty tax purposes is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land.

     The Tenant has paid to an affiliate of the General Partner, a commitment fee equal to $9,650, as provided for in the Partnership Agreement. The Tenant also paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer taxes.

Black-Eyed Pea, Plano, Texas (Land and Building)

     On September 30, 1996 the Partnership acquired the land and a 5,445 square foot building comprising a Black-Eyed-Pea restaurant located at 1905 Preston Boulevard, Plano, Texas (the "Black-Eyed Pea Property"). The Black-Eyed Pea Property was constructed for its present use in September 1996 and was fully operational at the time of the purchase. The Black-Eyed Pea Property was purchased from and leased back to DenAmerica Corp., a Delaware corporation (the "Tenant"). The Tenant operates and franchises casual dining restaurants under the primary trade names of Denny's and Black-Eyed Pea. The headquarters of the Tenant are located at 7373 North Scottsdale Road, Suite D-120, Scottsdale, Arizona. The Partnership purchased a fee simple interest in the Black-Eyed Pea Property for the purchase price of $1,486,768 which was negotiated by an affiliate of the Managing General Partner which considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenant and demographic data for the area in which the Black-Eyed Pea Property is located. The purchase price for the Black-Eyed Pea Property is supported by an independent MAI appraisal.

     The Tenant and the Partnership have entered into the Partnership's standard form of lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Black-Eyed Pea Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on September 30, 2016 with two renewal options of five years each.

     The initial annual rent is equal to 10.625% of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,486,768, the rent in the first year of the Lease is $157,969 ("Minimum Annual Rent"), or $13,164 per month. The Minimum Annual Rent shall be increased on October 1, 2003 and every five years thereafter by the percentage increase in the Consumer Price Index over the five year period preceding the increase date; provided that the increase does not exceed ten percent (10%). The current annual rent per square foot on the Black-Eyed Pea Property is $29.01. The depreciable basis of the Black-Eyed Pea Property is $661,768 and is being depreciated on the straight-line basis over a period of 39 years at a rate of $16,968 per year. The 1995 tax rate for the county and city in which the Black-Eyed Pea Property is located is $2.3464 per $100 of current appraised value. The current annual realty taxes are $20,273; however, the current assessment on the Black-Eyed Pea Property for realty tax purposes is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land.

     The Tenant has paid to an affiliate of the General Partner, a commitment fee equal to $14,868 as provided for in the Partnership Agreement. The Tenant also paid all of the expenses incident to the closing of the transaction including, without limitation, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer taxes.

General Lease Provisions:

     An affiliate of the Managing General Partner analyzed demographic, geographic and market diversification data for the areas in which the Hollywood Video Property, the Virginia Beach Property, the Lakeland Property, the Washington Property, the Jack-In-The Box Property, and the Black-Eyed Pea Property (collectively referred to as the "Properties") are located and reviewed the appraisals of the Properties and the analysis regarding comparable Properties contained therein. Based upon the foregoing, the General Partners are unaware of any unfavorable competitive conditions regarding the Properties. The General Partners believe that the amount of insurance carried by the Tenants is adequate. The Partnership purchased the Properties with cash from offering proceeds. It is anticipated that the Properties will be leveraged as provided for in the Prospectus, however, the Partnership presently does not have a financing commitment.

     The Leases contain material default provisions that include, but are not limited to : (1) the vacating or abandonment of the Properties by the Tenants;
(2) the failure by the Tenants to make any payment due under the Leases; (3) the failure by the Tenants to observe or perform any of the covenants, conditions, or provisions of the Leases; (4) the making by the Tenants of any general arrangement or general assignment for the benefit of creditors. In the event of a material default by the Tenant, the Leases contain remedy provisions which are summarized as follows: (1) the Partnership may terminate the Leases and take possession of the Property, in which case the Partnership would be entitled to damages incurred by reason of the material default; (2) the Partnership may maintain the Tenant's right to possession of the Properties, in which case the Leases would continue to be in effect; of (3) the Partnership may pursue any other legal remedy available.

Equipment Acquisitions:

     On September 11, 1996, the Partnership acquired restaurant equipment to be used in the operation of an Applebee's Neighborhood Grill & Bar located at 290 West 1300 South, Orem, Utah (the "Applebee's Equipment"). The Applebee's Equipment was purchased on September 11, 1996 from various vendors at a total cost of $384,200.80 and leased to J.M.C. Limited Partnership, a Utah limited partnership, DBA Applebee's Neighborhood Grill and Bar (the "Lessee"). The headquarter offices of the Lessee are located at 19 E. 200 South, Suite 1000, Salt lake City, Utah. The Lessee owns and operates the Applebee's Neighborhood Grill & Bar under a franchise agreement. The purchase was made in cash from proceeds of the Partnership; however, it is anticipated that the Applebee's Equipment will subsequently be leveraged as provided for in the Prospectus.

     The Lessee and Partnership entered into the Partnership's standard form of lease whereby the Lessee is responsible for all expenses related to the Applebee's Equipment including taxes, insurance, maintenance and repair costs (the "Lease"). The General Partners believe that the amount of insurance carried by the Lessee is adequate. The Lease term is 84 months and the minimum annual rent is $79,484 payable in monthly installments of $6,623,63 on the fifteenth day of each month. The annual rent remains fixed for the entire lease term. At closing, the Lessee paid the first and last month's rent to the Partnership in the amount of $13,247 and interim rent of $883.

     At the end of the Lease term, upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may purchase all of the Applebee's Equipment for the fair market value, not to exceed $38,420. The Lease is guaranteed by the following: John B. Prince, an individual; and William Tell, Inc., a Utah corporation, jointly and severally.

     An affiliate of the Managing General Partner will receive an Acquisition Fee from the Partnership in an amount equal to $15,368 (4% of the acquisition price), and expects to receive an additional fee of $3,842 (1% of the acquisition price) from the Partnership after leveraging the Applebee's Equipment as provided for in the Partnership Agreement. In addition, the Lessee paid a commitment fee equal to $4,000 to the same affiliate as provided for in the Partnership Agreement.


RESULTS OF OPERATIONS:

     For the three and nine month periods ended September 30, 1996, the Partnership earned revenues totaling approximately $429,000 and $980,000, respectively, compared to approximately $113,000 and $199,000 for the corresponding period of the preceding year. The increase in year-to-date revenues over the prior year's period (392%) was due to the effect of the Partnership's progress between the comparable periods in selling Units and investing the proceeds therefrom in income producing, net leased, real estate properties and equipment.

     For the three and nine month periods ended September 30, 1996, the Partnership incurred expenses totaling approximately ($8,000) and $109,000, respectively, compared to $14,000 and $32,000 for the corresponding periods of the preceding year. The increase in year-to-date expenses over the prior year's period (241%) was due to the same effects which produced the increase in revenues. This growth caused corresponding increases in depreciation expense (due to the growth in depreciable assets) and general and administrative expenses.

     For the three month and nine month periods ended September 30, 1996, the Partnership earned net income of approximately $437,000 and $871,000, respectively, compared to approximately $99,000 and $167,000 for the corresponding periods of the previous year. The increase in year-to-date net income over the prior year's period (422%) was primarily due to the increase in revenues discussed above.

     Based upon the results of operations for the three month period ended September 30, 1996, the Partnership distributed to its limited partners a total of $485,000 representing cash flow from operations for that period. These amounts were distributed as follows: $64,581 paid in August 1996 and September 1996 to investors that have elected to receive monthly distributions and $420,419 paid in October 1996 to all investors. On a comparative basis, the Partnership distributed to its limited partners a total of $116,000 for the corresponding three month period of the preceding year. The increase in distributions over the prior year's period (318%) was due to the increase in net income discussed above and the reduction in net investment in financing leases (i.e. capital returned on equipment lease investments) resulting from the growth in the equipment lease portfolio.

LEASE DEFAULT:

     The Partnership has invested in a direct financing lease, which lease has a net investment value of $241,765 as of September 30, 1996. The lessee under this lease, Kenny Rogers Roasters of Arizona, Inc., has defaulted on the lease agreement due to non-payment of rents. As of September 30, 1996, the Partnership is owed $34,065 of rents past due from February 1, 1996 and forward. Presently, this default has caused the suspension of cash flows from rents to the Partnership in an amount equal to $4,258 per month, which amount represents 2.3% of the Partnership's aggregate current monthly rental income (excluding additional rent which may be received from any future acquisitions).

     On October 1, 1996, the Partnership signed a letter of intent with Roasters Corp., a Florida corporation and franchisor of Kenny Rogers Roasters restaurants. Roasters Corp. is currently operating the Kenny Rogers restaurant located at 1949 Camelback Road, Phoenix, Arizona pursuant to the letter of intent. The letter of intent provides that the new tenant will enter into mutually agreeable equipment lease in substantially the same form as the existing lease. While the Partnership is in the process of drafting the documents, to date, a new lease agreement has not been signed. The General Partners will report any agreements as they are reached.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed during the three month period ending September 30, 1996. Subsequent reports on Form 8-K
         (Incorporated by reference from Registrant's SEC File No. 33-77510C, filed October 18, 1996).

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BY: Captec Franchise Capital Corporation III
                                    Managing General Partner of
                                    Captec Franchise Capital Partners L.P.III


                                BY: /w/ W. Ross Martin
                                    -----------------------------
                                    W. Ross Martin
                                    Chief Financial Officer and Vice
                                    President, a duly authorized officer

                                DATE:     November 13, 1996

                                 EXHIBIT INDEX

Exhibit No.                   Description                      Page No.
-----------                   -----------                      --------

     27                       Financial Data Schedule             12