Form 10KSB40
period 1996-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1997-03-31
CIK 921794

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)                         FORM 10-KSB

[ X ]        ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the fiscal year ended  December 31, 1996

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

       For the Transition period from ______________ to ________________

                        Commission file number 33-77510C

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                 (Name of small business issuer in its charter)


                      Delaware                      38-3160141
            ---------------------------------  ---------------------
            (State or other jurisdiction         I.R.S. Employer
            of incorporation or organization)    Identification No.)



  24 Frank Lloyd Wright Drive, Lobby L,
4th Floor, P.O. Box 544, Ann Arbor, Michigan               48106-0544
 (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number:  (313) 994-5505

Securities registered under Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act:      None
                                                               (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

At December 31, 1996 subscriptions for 20,000 units of limited partnership interest (the "Units") had been accepted, representing an aggregate amount of $20,000,000. At December 31, 1996, 20,000 Units were issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

                      DOCUMENTS INCORPORATED BY REFERENCE
A portion of the Prospectus of the Registrant dated August 12, 1994, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-77510C, and is incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS


                                                                                                                 Page
                                     PART I


Item 1.  Description of Business ................................................................................  1
Item 2.  Description of Properties  .............................................................................  2
Item 3.  Legal Proceedings ...................................................................................... 19
Item 4.  Submission of Matters to a Vote of Security Holders..................................................... 20


                                    PART II



Item 5.  Market for Registrant's Limited Partnership Interests
         and Related Security Holder Matters..................................................................... 21
Item 6.  Management's Discussion and Analysis or Plan of Operation............................................... 21
Item 7.  Financial Statements  .................................................................................. 23
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................................................... 24


                                         PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................................................... 25
Item 10. Executive Compensation................................................................................. 26
Item 11. Security Ownership of Certain Beneficial Owners and Management......................................... 26
Item 12. Certain Relationships and Related Transactions......................................................... 26
Item 13. Exhibits and Reports on Form 8-K....................................................................... 28

SIGNATURES ..................................................................................................... 29

INDEX TO FINANCIAL STATEMENTS.................................................................................. F-i

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

     Captec Franchise Capital Partners L.P. III (the "Partnership") is a Delaware limited partnership formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment which will be leased on a "triple-net" basis primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses. The general partners of the Partnership are Captec Franchise Capital Corporation III (the "Managing General Partner") and Patrick L. Beach, an individual (collectively, the "General Partners"). The Managing General Partner is a Michigan corporation which is a wholly-owned subsidiary of Captec Financial Group, Inc. (the "Captec Group").

     The Partnership commenced a public offering (the "Offering") of up to 20,000 units of limited partnership interest (the "Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994. Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership's Prospectus dated August 12, 1994.

     Pending sale of the Minimum Number of Units, subscribers' funds were forwarded to Michigan National Bank, Farmington Hills, Michigan, as escrow agent (the "Escrow Agent"), and were held by the Escrow Agent in one or more interest-bearing accounts. On January 24, 1995, the Partnership broke impound, at which time funds totaling $1,155,255 were released from escrow and the Partnership immediately commenced operations. At December 31, 1996, the Partnership had accepted subscriptions for the entire 20,000 Units and funds from 1392 limited partners totaling $20,000,000.

     The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of cash flow generated by the Partnership's leases; (iii) capital appreciation of Partnership properties; (iv) generation of increased income and protection against inflation through contractual escalation of base rents or participation in gross revenues of lessees of Partnership properties; and (v) deferred taxation of Partnership cash distributions for Limited Partners.

     The Partnership intends to acquire income-producing commercial real estate ("Property") and equipment ("Equipment") which will be leased on a "triple net" basis primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses. The Partnership will use not less than 75% but not more than 90% of Net Offering Proceeds to acquire Properties (primarily for lease to restaurant franchisees) and up to 25% but not less than 10% to acquire Equipment (for lease to restaurant and service-type franchisees). The Properties generally will be leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index and/or percentage rents. The Equipment will be leased only pursuant to leases under which the present value of non-cancelable rental payments payable during the initial term of the lease is at least sufficient to permit a lessor to recover the purchase price of the equipment ("Full Payout Leases").

     The Partnership competes with many other entities engaged in the purchase of triple-net leased real estate and the purchase of equipment, some of which have greater assets than the Partnership. In addition, the number of competing entities and the amount of funds available for investment in these types of properties or equipment suitable for investment by the Partnership may increase, resulting in increased competition for such investments and possible increases in the prices paid or less favorable lease terms on the Property or Equipment.

     In addition, the Partnership may compete with other entities engaged in the disposition of Property and Equipment. The ability to locate purchasers at the time of disposition of the Property and Equipment will depend primarily on the success of the operating Properties, the location of the Properties and the physical condition of the Property and Equipment. The General Partners and their Affiliates are not aware of any current favorable or unfavorable competitive business conditions.

     The Partnership has no employees. The General Partners and their affiliates, however, are permitted to perform services for the Partnership pursuant to the Partnership Agreement.


ITEM 2. DESCRIPTION OF PROPERTIES.

REAL ESTATE ACQUISITIONS

     Boston Chicken Restaurant, Raleigh, North Carolina (Land and Building):
On January 31, 1995, the Partnership completed the acquisition of the land and a 3,007 square foot building comprising a Boston Market restaurant located at 4150 Fayetteville Road in Raleigh, North Carolina (the "North Carolina Property"). The North Carolina Property was constructed for its present use in 1994 and was fully operational at the time of the purchase. The Partnership purchased a fee simple interest in the North Carolina Property for a purchase price of $1,000,000 which was negotiated by an affiliate of the Managing General Partner, which considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenant and demographic data for the area in which the North Carolina Property is located. The Purchase Price was supported by an independent MAI appraisal.

     The North Carolina Property was purchased from, and leased back to, Platinum Properties, L.L.C., a North Carolina limited liability company (the "Tenant"). The Tenant, pursuant to consent from the Partnership, has sublet the North Carolina Property to Platinum Rotisserie Corp., an affiliate of the Tenant. Platinum Rotisserie Corp. operates the Boston Market restaurant pursuant to a franchise agreement with Boston Chicken, Inc. The Tenant's obligations under the Lease (as that term is defined below) are guaranteed for the benefit of the Partnership by Platinum Rotisserie Corp. and Platinum Service Corp. (collectively the "Guarantors"). Platinum Service Corp., an affiliate of the Tenant, provides management services to Platinum Rotisserie Corp. The Tenant has guaranteed the payment of a $10 million note payable to American National Bank & Trust Company of Chicago by Platinum Rotisserie Corp.

     The Tenant and the Partnership have entered into the Partnership's standard form of lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the North Carolina Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on September 30, 2009, followed by two (2) renewal options of five (5) years each. The initial annual rent is equal to eleven percent (11.0%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,000,000, the rent in the first year of the Lease is $110,000 per year, or $9,167 per month. The annual rent will be increased by two and one-half percent (2.5%) on each anniversary date of the Lease. The current annual rent at December 31, 1996 is $112,752, or $9,396 per month.

     The Tenant has an option to purchase the North Carolina Property commencing on the first day following the fifth (5th) anniversary date of the Lease and expiring thirty (30) days thereafter or on the first day following the seventh (7th) anniversary date of the Lease and expiring thirty (30) days thereafter. The option price the Tenant shall pay for the North Carolina Property shall be calculated using a ten and three-quarters percent (10.75%) capitalization rate applied to the annualized rental revenue for the North Carolina Property during the sixth year of the Lease (if the option is exercised in the sixty-first month) or during the eighth year of the Lease (if the option is exercised in the eighty-fifth month).

     The current annual rent per square foot for the North Carolina Property is $37.50. The depreciable basis of the North Carolina Property for federal tax purposes is $555,000 and is being depreciated using the straight line method over 39 years; a rate of $14,231 per year. The 1994-1995 tax rate for the county in which the North Carolina Property is located is $1.40 per $100 of appraisal value. The annual realty taxes at the time of the purchase was $3,030.

     Applebee's Neighborhood Grill & Bar, Mt. Vernon, Illinois (Land and Building): On September 13, 1995, the Partnership executed an agreement pursuant to which it acquired, effective as of August 1, 1995, the land and 5,580 square foot building comprising an Applebee's Neighborhood Grill & Bar located at 105 Potomac Boulevard, Mt. Vernon, Illinois (the "Illinois Property"). The Partnership acquired the Illinois Property from an affiliated party which purchased the Illinois Property on July 24, 1995 from, and leased back to, Apple Partners Limited Partnership, an Ohio limited partnership (the "Tenant"). The affiliated party received no fees or mark-up in connection with this transaction. The Tenant operates the Applebee's Neighborhood Grill & Bar pursuant to a franchise agreement with Applebee's International, Inc. The Tenant had owned the Illinois Property since August 1994 when it was constructed for its present use. The Illinois Property was fully operational at the time of the purchase by the affiliated entity.

     The Partnership purchased a fee simple interest in the Illinois Property for a purchase price of $1,640,000, which is equal to the acquisition price paid by the affiliated party and was negotiated by an affiliate of the Managing General Partner. The Purchase price is supported by an independent MAI appraisal.

     The lease entered into by the Tenant and the affiliated party was assigned to the Partnership by the affiliated party on September 13, 1995. According to the terms of the lease assignment, the Partnership will receive lease payments retroactive to August 1, 1995. The Tenant entered into the Partnership's standard form of lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Illinois Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on August 23, 2014, with two (2) renewal options of five years each. The initial annual rent is equal to eleven percent (11%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,640,000, the rent in the first year of the Lease is $180,400 per year (the "Minimum Annual Rent"), or $15,033 per month. The Minimum Annual Rent will be increased by a minimum of three percent (3%) on August 1, 1996 and every August 1 thereafter. However, in the event that Tenant's gross annual sales for the preceding calendar year shall exceed Three Million Dollars ($3,000,000), then the Minimum Annual Rent for the Lease year shall instead increase by the greater of: (a) six percent (6%) of such excess; or (b) three percent (3%) of the Minimum Annual Rent for the preceding Lease year. The Minimum Annual rent was increased pursuant to the terms of the Lease on August 1, 1996 to $185,812 or $15,484 per month.

     The Tenant has an option to purchase the Illinois Property commencing on the first day of the sixtieth (60) month of the Lease and expiring ninety (90) days thereafter. The option purchase price the Tenant must pay for the Illinois Property will be the greater of $1,640,000 (the price at which the Illinois Property was purchased by the Partnership) or the MAI appraised value at the time the option is exercised.

     The Tenant's obligations under the Lease are guaranteed for the benefit of the Partnership by dirigiste I.M. Co., an Ohio corporation, the general partner of the Tenant, and its principals: Richard Adler and Mary Adler, jointly and severally; and Thomas K. DeNomme and Michelle DeNomme, jointly and severally.

     The current annual rent per square foot for the Illinois Property is $33.30. The depreciable basis of the Illinois Property for federal tax purposes is $1,282,460 and is being depreciated using the straight line method over 39 years; a rate of $32,884 per year. The 1995 tax rate for the county in which the Illinois Property is located is $1.0418 per $100 of assessed value and the township tax rate is $7.3165 per $100 of assessed value. The Illinois Property is located in an "Enterprise Zone" with real estate taxes due on the land only for the next three years. The annual property taxes at the time of the purchase were $3,067.

     Church's Chicken Restaurant, San Antonio, Texas (Land and Building): On October 23, 1995 the Partnership acquired the land and 1,850 square foot building comprising a Church's Chicken Restaurant located at 1003 S.E. Military Drive, San Antonio, Texas (the "Texas Property"). The Texas Property was constructed for its present use in August of 1995 and was fully operational at the time of the purchase. The Texas Property was purchased from, and leased back to America's Favorite Chicken Company, a Minnesota corporation (the "Tenant"). The Tenant operates and franchises quick-service restaurants under the primary trade names of Popeye's Famous Fried Chicken & Biscuits and Church's Chicken. The Partnership purchased a fee simple interest in the Texas Property for a purchase price of $630,000, which was negotiated by an affiliate of the Managing General Partner. The Purchase Price was supported by an independent MAI appraisal.

     The Tenant and the Partnership have entered into the Partnership's standard form of lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Texas Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on October 31, 2015 with four (4) renewal options of five
(5) years each. The initial annual rent is equal to eleven percent (11%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $630,000, the rent in the first year of the Lease is $69,300 per year, or $5,775 per month. The Minimum Annual Rent will be increased on November 1, 1999 and every five (5) years thereafter. The Minimum Annual Rent will be increased by ten percent (10%) on each adjustment date.

     The Tenant has an option to purchase the Texas Property commencing on the first day of the eighty-fifth (85th) month of the Lease and expiring ninety
(90) days thereafter. The option price the Tenant shall pay for the Texas Property shall be the greater of: (a) $756,000 or (b) one hundred twenty percent (120%) of the then current fair market value of the Texas Property.
The Tenant has a right of first refusal to purchase the Texas Property if at any time during the Lease Term, the Partnership receives a bona fide offer ("Offer") to purchase the Texas Property which the Partnership desires to accept. Tenant shall have a one-time right to purchase the Texas Property at the same price and on the same terms as the Offer. In the event Tenant accepts the Offer, Tenant shall close on the purchase of the Texas Property within forty-five (45) days after the date of Tenant's written notice of its election to exercise its right of first refusal.

     The current annual rent per square foot for the Texas Property is $37.46. The depreciable basis of the Texas Property for federal tax purposes is $504,000 and it is being depreciated using the straight line method over 39 years; a rate of $12,923 per year. The 1994 tax rate of the county in which the Texas Property is located is $3.15788 per $100 of assessed value. The annual realty taxes at the time of the purchase were $7,639.

     Red Robin Property, Grapevine, Texas (Land and Building): On March 29, 1996 the Partnership acquired the land and 7,485 square foot building comprising a Red Robin Grill & Spirits restaurant located at 1701 William D. Tate Avenue, Grapevine, Texas (the "Grapevine Property"). The Grapevine Property was constructed for its present use in August of 1995 and was fully operational at the time of the purchase. The Grapevine Property was purchased from, and leased back to Red Robin International, Inc. a Nevada corporation (the "Tenant"). The Tenant operates and franchises casual dining restaurants under the primary trade name of Red Robin Restaurants. The headquarters offices of the Tenant are located at 5575 DTC Way, Suite 100, Englewood, Colorado. The Partnership purchased a fee simple interest in the Grapevine Property for a purchase price of $2,711,393 which was negotiated by an affiliate of the Managing General Partner. The purchase price for the Grapevine Property is supported by an independent MAI appraisal.

     The Tenant and the Partnership have entered into the Partnership's standard form of lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Grapevine Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on March 31, 2016 with two renewal options of five years each. The initial annual rent is equal to eleven percent (11%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $2,711,393, the rent in the first year of the Lease is $298,253 per year, or $24,854 per month. The Minimum Annual Rent shall be increased on April 1, 1997 and every April 1 thereafter by two and one half percent (2.5%).

     The Tenant has an option to purchase the Grapevine Property during two "window periods;" the first window period commencing on April 1, 2000 and expiring on June 29, 2000, and the second window period commencing on April 1, 2003 and expiring on June 29, 2003. The option price the Tenant shall pay for the Grapevine Property shall $3,211,861 if the option is exercised during the first window period, or $3,458,823 if the option is exercised during the second window period

     The current annual rent per square foot for the Grapevine Property is $39.85. The depreciable basis of the Grapevine Property for federal tax purposes is $1,611,393 and it is being depreciated using the straight line method over 39 years; a rate of $41,318 per year. The 1995 tax rate of the county in which the Grapevine Property is located is $2.455 per $100 of assessed value. The annual realty taxes at the time of purchase were $13,644. The Tenant has deposited with the Partnership the amount of $24,854 as security for Tenant's faithful performance of Tenant's obligations under the lease.

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

     Boston Market, Ewing Twp., New Jersey (Land and Building): On June 6, 1996, the Partnership acquired the land and 3,333 square foot building comprising a Boston Market restaurant located at 1729 North Olden Ave., Ewing Twp., New Jersey (the "New Jersey Property"). The New Jersey Property was constructed for its present use in May of 1996 and was fully operational at the time of the purchase. The New Jersey Property was purchased from BC Real Estate Investments, Inc., and leased back to New Jersey Rose, L.L.C., a New Jersey limited liability company (the "Tenant"). The Tenant operates casual dining restaurants under the primary trade name of Boston Market. The headquarters offices of the Tenant are located at 3 Terry Drive, Suite 103, Newton, Pennsylvania. The Partnership purchased a fee simple interest in the New Jersey Property for a purchase price of $1,143,000 ("Purchase Price"). The purchase price for the New Jersey Property is supported by an independent MAI appraisal.

     The Tenant and the Partnership have entered into a lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the New Jersey Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on July 1, 2011 with five renewal options of five years each. The initial annual rent is equal to ten and one-half percent (10.5%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,143,000 the rent in the first year of the Lease is $120,015 per year, or $10,001 per month. The Annual Rent shall be increased beginning on the sixth lease year to $132,017; beginning on the eleventh lease year to $142,275 and at the end of every five years thereafter by ten percent of the Annual Rent payable during the lease year immediately preceding. Beginning in the sixth year, and in addition to the Annual Rent provided above, the Tenant shall pay Percentage Rent on an annual basis equal to the difference between five percent of "gross sales" (as defined in the lease) for such lease year minus the Annual Rent payable for such lease year.

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

     The current annual rent per square foot for the New Jersey Property is $36.00. The depreciable basis of the New Jersey Property for federal tax purposes is $763,000 and it is being depreciated using the straight line method over 39 years, a rate of $19,564 per year. The 1996 tax rate of the township in which the New Jersey Property is located is $2.63 per $100 of assessed value. The realty taxes for the first six months of 1996 on the New Jersey Property were $8,099 but the current assessed value is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land (i.e., the restaurant facility).

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

     Hollywood Video, Enid, Oklahoma (Land and Building): On August 4, 1996, the Partnership acquired the land and a 7,500 square foot building comprising a Hollywood Video located at 3400 West Owen K. Garriott Road, Enid, Oklahoma (the "Hollywood Video Property"). The Hollywood Video Property was constructed for its present use in June 1996 and was fully operational at the time of the purchase. The Hollywood Video Property was purchased from Terry S. Ward & Associates and the Partnership assumed a lease between Caltex Entertainment, Ltd., a Texas Limited Partnership and Hollywood Entertainment Corp., an Oregon corporation (the "Tenant"). The Tenant operates video rental stores under the trade name of Hollywood Video. The headquarters of the Tenant are located at 10300 S. W. Allen Blvd., Beaverton, Oregon 97005. The Partnership purchased a fee simple interest in the Hollywood Video Property for the purchase price of $1,050,000 which was negotiated by an affiliate of the Managing General Partner. The purchase price for the Hollywood Video Property is supported by an independent MAI appraisal.

     The Lease dated January 15, 1996 between Caltex Entertainment, Ltd. and Hollywood Entertainment Corporation, which the Partnership assumed on July 31, 1996 (the "Lease"), is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Hollywood Video Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on May 10, 2011 with two renewal options of five years each. The initial annual rent is equal to eleven and one quarter percent (11.25%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,050,000, the rent in the first five years of the Lease is $118,125 per year, or $9,844 per month. The rent shall be increased on May 10, 2001 and on the first day of each renewal term by the percentage increase in the Consumer Price Index over the five year period preceding the increase date, but no more than twelve percent (12%). In the event the Consumer Price Index has decreased, the rent shall remain unchanged. The current annual rent per square foot of the Hollywood Video Property is $15.75. The depreciable basis of the Hollywood Video Property is $842,700 and it is being depreciated using the straight-line method over 39 years at a rate of $21,608 per year. The estimated 1997 tax rate for the county in which the Hollywood Video Property is located is $8.005 per $100 of current assessed value. The estimated current annual realty taxes are $1,977, however, the current assessment on the Hollywood Video Property for realty tax purposes is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land.

     Kettle Restaurant, Virginia Beach, Virginia (Land and Building): On August 5, 1996, the Partnership acquired the land and 3,012 square foot building comprising a Kettle restaurant located at 5720 Northamton Road, Virginia Beach, Virginia (the "Virginia Beach Property"). The Partnership purchased a fee simple interest in the Virginia Beach Property from Captec Net Lease Realty, Inc., an affiliate of the General Partner, for Seven Hundred Eighty-Nine Thousand Five Hundred Forty-Three Dollars ($789,543) (the "Purchase Price").
On August 5, 1996, the Partnership took assignment of the lease entered into between the Partnership and Captec Net Lease Realty, Inc. and DenAmerica Inc., a Delaware corporation (the "Tenant") dated August 25, 1995 (the "Lease"). The Lease provides for a one-time increase in the Purchase Price by up to Two Hundred Fifty Thousand Dollars ($250,000) to cover costs actually incurred and paid by Tenant to third parties for additional improvements to the Virginia
Beach Property completed and paid for on or before December 31, 1996.   The
Tenant intends to convert the Virginia Beach Property to a Denny's Restaurant and operate it under the Denny's name. The headquarters of the Tenant are located at 7373 North Scottsdale Rd., Suite D-120, Scottsdale, Arizona. The Tenant franchises and operates casual dining restaurants under the primary trade name of Denny's. The Purchase Price is supported by an independent MAI appraisal.

     The Lease is an absolute net lease whereby the Tenant is responsible for all expenses related to the Virginia Beach Property including real estate taxes, insurance, maintenance and repair costs. The Tenant shall convert the Virginia Beach Property for operation as a Denny's restaurant as soon as practicable and in no event later than eighteen (18) months after the date of the Lease. If the Tenant fails to convert, the Landlord may (1) declare the Tenant in default under the Lease, (2) require Tenant to substitute another franchised operation in exchange for the Virginia Beach Property, or (3) require Tenant to repurchase the Virginia Beach Property. The Lease term expires on August 31, 2015, with two renewal options of five years each. The initial annual rent is equal to 10.8% of the purchase price and will be payable in monthly installments on the first day of each month. The annual rent on the Virginia Beach Property is $85,271, or $7,106 per month. The annual rent shall increase by 10% on September 1, 2000 and every five years thereafter. The annual rent per square foot on the Virginia Beach Property is $28.31. The depreciable basis of the Virginia Beach Property is $316,543 and is being depreciated using the straight-line method over 39 years at a rate of $8,116.49 per year. The 1995 tax rate for the county in which the Virginia Beach Property is located is $1.14 per $100 of current appraised value. The current annual realty taxes are $4,121.

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

     At December 31, 1996, the reimaging of the Kettle Restaurant to a Denny's Restaurant had not been completed and the Partnership granted an extension to the Tenant. The Partnership anticipates the completion of the reimaging during the second quarter of 1997.

     Golden Corral Restaurant, Lakeland, Florida (Land and Improvements): On August 6, 1996, the Partnership acquired the land with all improvements, including a building to be located thereon, located at 4532 South Florida Avenue, Lakeland, Florida (the "Lakeland Property"). The Partnership purchased the Lakeland Property from and leased it back to Corral South Store 3, Inc., a Florida corporation (the "Tenant"). The Tenant operates casual dining restaurants under the primary trade name of Golden Corral Restaurants. The headquarters of the Tenant are located at 2665 Oak Ridge Court, Ft. Meyers, Florida. The Partnership purchased a fee simple interest in the Lakeland Property. The total purchase price will equal the lowest of (i) One Million Six Hundred Thousand ($1,600,000); (ii) actual certified costs, or (iii) the appraised value set forth in the required MAI appraisal ("Purchase Price"). As of December 31, 1996, $899,083 was paid with cash from offering proceeds with the remaining funds to be disbursed according to a disbursement agreement dated August 6, 1996 (the "Disbursement Agreement"). The Tenant shall commence construction of an approximate 8,825 square foot building on or before August 31, 1996 and shall complete construction of the building on or before December 31, 1996. At December 31, 1996, the construction was not complete and the Partnership granted an extension for the completion.

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

     During the Interim Term of the Lease, Interim Rent shall be payable monthly in an amount equal to: (i) the Applicable Rental Percentage multiplied by the Purchase Price and the Soft Costs advanced as of the first disbursement plus (ii) the Applicable Rental Percentage multiplied by the average daily balance of total funds disbursed to the Tenant for Hard Costs and soft Costs related to the construction of the Improvements calculated as of the end of the immediately preceding calendar month. The Applicable Rental Percentage is defined as (i) the "Prime Rate" plus two percent; (ii) divided by 12. Interim Rent shall be paid to the Partnership from funds held by the Partnership for disbursement of costs related to the construction of the improvements. Upon commencement of the Base Term, the annual rent will be payable in monthly installments on the first day of each month in an amount equal to ten and 90/100 percent (10.90%) of the total of all funds advanced by the Partnership. Thus, based on the anticipated Purchase Price of $1,600,000, the annual rent on the Lakeland Property will be $174,400, or $14,533 per month. The annual rent shall increase by 8% on the fifth anniversary date of the Base Term and every five years thereafter by 8%. The annual rent per square foot on the Lakeland Property is $19.76. The estimated depreciable basis of the Lakeland Property is $1,135,000 and it will be depreciated using the straight-line method over 39 years at a rate of approximately $29,102 per year. The 1996 tax rate for the county in which the Lakeland Property is located is $2.1413 per $100 of current assessed value. The 1995 annual realty taxes were $5,699 however, the current assessment on the Lakeland Property for realty tax purposes is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land.

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

     The Tenant has paid to the Partnership a construction funding fee equal to one half percent (.5%) of the maximum Purchase Price or $8,000. The Tenant has paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer taxes.

     Boston Market, S. Kent, Washington (Land and Building): On September 26, 1996, the Partnership acquired the land and 3,320 square foot building comprising a Boston Market restaurant located at 25947 Pacific Highway South, Kent, Washington (the "Washington Property"). The Washington Property was constructed for its present use in 1995 and was fully operational at the time of the purchase. The Washington Property was purchased from and leased back to BC Northwest, L.P., a Delaware limited partnership (the "Tenant"). The Tenant is a Franchise Area Developer which operates casual dining restaurants under the primary trade name of Boston Market. The headquarters offices of the Tenant are located at 1601 114th Avenue S.E., Alderwood Building, Suite 130, Bellevue, Washington. The Partnership purchased a fee simple interest in the Washington Property for a purchase price of $1,050,000 which was negotiated by an affiliate of the Managing General Partner who considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenant and demographic data for the area in which the Washington Property is located. The purchase price for the Washington Property is supported by an independent MAI appraisal.

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

     The current annual rent per square foot for the Washington Property is $33.21. The depreciable basis of the Washington Property for federal tax purposes is $630,000 and it is being depreciated using the straight line method over 39 years, a rate of $16,154 per year. The 1996 tax rate of the township in which the Washington Property is located is $1.559 per $100 of assessed value. The 1996 realty taxes on the Washington Property are $3,275; however, the current assessment is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land (i.e., the restaurant facility).

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

     Jack-In-The-Box, Hurst, Texas (Land and Building) On September 27, 1996 the Partnership acquired the land and a 2860 square foot building comprising a Jack-In-The-Box restaurant located at 320 Grapevine Highway, Hurst, Texas (the "Jack-In-The-Box Property"). The Jack-In-The-Box Property was constructed for its present use in May 1996 and was fully operational at the time of the purchase. The Jack-In-The-Box Property was purchased from and leased back to Foodmaker, Inc., a Delaware corporation (the "Tenant"). The Tenant operates and franchises casual dining restaurants under the primary trade name of Jack-In-The-Box. The headquarters of the Tenant are located at 9330 Balboa Ave., San Diego, CA. The Partnership purchased a fee simple interest in the Jack-In-The-Box Property for the purchase price of $965,000 which was negotiated by an affiliate of the Managing General Partner. The purchase price for the Jack-In-The-Box Property is supported by an independent MAI appraisal.

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

     The Tenant has a continuing right of first refusal to purchase the Jack-In-The-Box Property in accordance with the same terms and conditions set forth in a bona fide offer in which the Partnership desires to accept. The current annual rent per square foot on the Jack-In-The-Box Property is $35.43. The depreciable basis of the Jack-In-The-Box Property is $585,000 and it is being depreciated on the straight-line basis over a period of 39 years at a rate of $15,000 per year. The 1995 tax rate for the county and city in which the Jack-In-The-Box Property is located is $2.6089 per $100 of current appraised value. The 1995 current annual realty taxes are $21,965.63; however, the current assessment on the Jack-In-The-Box Property for realty tax purposes is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land

     Black-Eyed Pea, Plano, Texas (Land and Building): On September 30, 1996 the Partnership acquired the land and a 5,445 square foot building comprising a Black-Eyed-Pea restaurant located at 1905 Preston Boulevard, Plano, Texas (the "Black-Eyed Pea Property"). The Black-Eyed Pea Property was constructed for its present use in September 1996 and was fully operational at the time of the purchase. The Black-Eyed Pea Property was purchased from and leased back to DenAmerica Corp., a Delaware corporation (the "Tenant"). The Tenant operates and franchises casual dining restaurants under the primary trade names of Denny's and Black-Eyed Pea. The headquarters of the Tenant are located at 7373 North Scottsdale Road, Suite D-120, Scottsdale, Arizona. The Partnership purchased a fee simple interest in the Black-Eyed Pea Property for the purchase price of $1,486,768 which was negotiated by an affiliate of the Managing General Partner. The purchase price for the Black-Eyed Pea Property is supported by an independent MAI appraisal.

     The Tenant and the Partnership have entered into the Partnership's standard form of lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Black-Eyed Pea Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on September 30, 2016 with two renewal options of five years each.

     The initial annual rent is equal to 10.625% of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,486,768, the rent in the first year of the Lease is $157,969 ("Minimum Annual Rent"), or $13,164 per month. The Minimum Annual Rent shall be increased on October 1, 2002 and every five years thereafter by the percentage increase in the Consumer Price Index over the five year period preceding the increase date; provided that the increase does not exceed ten percent (10%). The current annual rent per square foot on the Black-Eyed Pea Property is $29.01.

     The depreciable basis of the Black-Eyed Pea Property is $661,768 and it is being depreciated on the straight-line basis over a period of 39 years at a rate of $16,968 per year. The 1995 tax rate for the county and city in which the Black-Eyed Pea Property is located is $2.3464 per $100 of current appraised value. The current annual realty taxes are $20,273; however, the current assessment on the Black-Eyed Pea Property for realty tax purposes is for the land only. It is anticipated that there will be a new assessment to reflect the improvements to the land.

General Real Estate Lease Provisions: An affiliate of the Managing General Partner analyzed demographic, geographic and market diversification data for the areas in which the North Carolina Property, the Illinois Property, the Texas Property, the New Jersey Property, the Hollywood Video Property, the Virginia Beach Property, the Lakeland Property, the Washington Property, the Jack-In-The Box Property, and the Black-Eyed Pea Property (collectively referred to as the "Properties") are located and reviewed the appraisals of the Properties and the analysis regarding comparable Properties contained therein. Based upon the foregoing, the General Partners are unaware of any unfavorable competitive conditions regarding the Properties. All of the Purchase Prices were negotiated by an affiliate of the Managing General Partner, which considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenants and demographic data for the areas in which the Properties are located.

     The General Partners believe that the amount of insurance carried by the Tenants is adequate. The Partnership purchased the Properties with cash from offering proceeds. It is anticipated that the Properties will be leveraged as provided for in the Prospectus, however, the Partnership presently does not have a financing commitment. The Tenants paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer

     The Leases contain material default provisions that include, but are not limited to : (1) the vacating or abandonment of the Properties by the Tenants;
(2) the failure by the Tenants to make any payment due under the Leases; (3) the failure by the Tenants to observe or perform any of the covenants, conditions, or provisions of the Leases; (4) the making by the Tenants of any general arrangement or general assignment for the benefit of creditors. In the event of a material default by the Tenant, the Leases contain remedy provisions which are summarized as follows: (1) the Partnership may terminate the Leases and take possession of the Property, in which case the Partnership would be entitled to damages incurred by reason of the material default; (2) the Partnership may maintain the Tenant's right to possession of the Properties, in which case the Leases would continue to be in effect; of (3) the Partnership may pursue any other legal remedy available.


EQUIPMENT ACQUISITIONS

     Red Robin Restaurant Equipment: On May 10, 1995 the Partnership purchased restaurant equipment ("Equipment") to be used in the operation of a new Red Robin Restaurant located at 701 E.

Harmony Rd., Fort Collins, Colorado. The Equipment was purchased from various vendors for a total cost of $750,000 and leased to The Snyder Group Company, a Delaware Corporation, DBA Red Robin Restaurant ("Lessee"). The headquarters' offices of the Lessee are located at 5575 DTC Parkway, Suite 370, Englewood, Colorado. The Lessee owns and operates the Red Robin Restaurant under a franchise agreement.

     The Lessee and Partnership entered into the Partnership's standard form of lease ("Lease") whereby the Lessee is responsible for all expenses related to the Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 60 months and the minimum annual rent is $203,856 payable in monthly installments of $16,988 on the fifteenth day of each month. The annual rent remains fixed for the entire Lease term. At closing, the Lessee paid the first and last month's rent to the Partnership in the amount of $33,975.

     The Lease is guaranteed by the following individuals: Stephen S. Snyder and Louise Snyder; and Michael J. Snyder and Nadine Snyder. The Lessee has an option to purchase all of the Equipment on the termination date or any extension thereof, upon at least ninety (90) days prior irrevocable notice to the Partnership for a sum to be determined to be the fair market value plus all unpaid rental and other amounts owing. Notwithstanding the foregoing, the fair market value shall not exceed the sum of seventy-five thousand dollars ($75,000). The General Partners believe that the amount of insurance carried by the Lessee is adequate.

     Kenny Rogers Roasters Restaurant Equipment (Tennessee): On July 28, 1995, the Partnership purchased restaurant equipment (the "KRR Equipment") to be used in the operation of a new Kenny Rogers Roasters Restaurant located at 5390 Highway #153, Chattanooga, Tennessee. The KRR Equipment was purchased from various vendors for a total cost of $249,187, and leased to Roasters Corp., a Florida Corporation, DBA Kenny Rogers Roasters (the "Lessee"). The headquarters' offices of the Lessee are located at 899 West Cypress Creek Rd., Suite 500, Ft. Lauderdale, Florida. The Lessee is the Parent Company of Roasters Franchise Corp. which grants franchises for the ownership and operation of Kenny Rogers Roasters Restaurants.

     The Lessee and Partnership entered into the Partnership's standard form of lease ("Lease") commencing on August 15, 1995, whereby the Lessee is responsible for all expenses related to the KRR Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 84 months and the minimum annual rent is $52,716 payable in monthly installments of $4,393 on the 15th day of each month. The annual rent remains fixed for the entire Lease term. At closing, the Lessee paid the first and last month's rent to the Partnership in the amount of $8,786 as well as interim rent of $1,757. At the end of the lease term, upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may renew the lease for a minimum renewal term of twenty-four (24) months at a monthly renewal rent of $1,142, exclusive of tax, or purchase the KRR Equipment for 10% of the original cost ($24,918).

     Checkers Drive-In Restaurant Equipment: On September 27, 1995, the Partnership purchased restaurant equipment and a modular building (the "Checkers Equipment") to be used in the operation of a Checkers Drive-In Restaurant located at 4335 St. Barnabas Rd., Marlow Heights, Maryland. The Checkers Equipment was purchased from Champion Modular Restaurant Company, Inc. for $200,000 and leased to Drive Thru Realty Limited Partnership, a Maryland limited partnership DBA Checkers Drive-In Restaurant (the "Lessee"). The headquarters' offices of the Lessee are located at 15942 Shady Grove Road, Gaithersburg, Maryland. The Lessee owns and operates the Checkers Drive-In Restaurant under a franchise agreement.

     The Lessee and Partnership entered into the Partnership's standard form of lease (the "Lease") commencing on October 1, 1995, whereby the Lessee is responsible for all expenses related to the Checkers Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 60 months and the minimum annual rent is $54,660 payable in monthly installments of $4,555 on the first day of each month. The annual rent remains fixed for the entire Lease term. At closing, the Lessee paid the first and last month's rent to the Partnership in the amount of $9,110 and interim rent of $607.

     The Lease is guaranteed by the following entity and its members: Maryland Drive Thru L.L.C.; and Adam Schwartz, David Terzian, Robert P. Begelman, and John Smith, jointly and severally. The Lessee has an option to purchase the Checkers Equipment on the termination date or any extension thereof, upon at least ninety (90) days irrevocable notice to the Partnership, for $20,000.

     Kenny Rogers Roasters Restaurant Equipment (Arizona): On October 11, 1995, the Partnership executed an agreement pursuant to which it acquired restaurant equipment ("KRR Arizona Equipment") for $224,115. The KRR Arizona Equipment is to be used in the operation of a new Kenny Rogers Roasters Restaurant located at 1949 E. Camelback, Suite 160, Phoenix, Arizona. The KRR Arizona Equipment was acquired from an affiliated party which purchased the KRR Arizona Equipment on May 30, 1995 from various vendors for a total cost of $235,258 and leased it to Kenny Rogers Roasters of Arizona, Inc., an Arizona corporation, DBA Kenny Rogers Roasters (the "Lessee"). The headquarters' offices of the Lessee are located at 3450 Buschwood Park Drive, Suite 195, Tampa Florida. The Lessee owns and operates the Kenny Rogers Roasters under a franchise agreement.

     On October 11, 1995 the Partnership took assignment from the same affiliated party, effective as of October 1, 1995, of the Partnership's standard form of lease ("Lease") dated June 1, 1995. Under the terms of the Lease, the Lessee is responsible for all expenses related to the KRR Arizona Equipment including taxes, insurance, maintenance and repair costs. The remainder of the Lease term at the time of the assignment was 79 months and the minimum annual rent is $51,098 payable in monthly installments of $4,258 on the first day of each month. The annual rent remains fixed for the entire Lease term.

     At the end of the Lease term, upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may purchase all of the Equipment for twenty three thousand five hundred twenty-six dollars ($23,526). The General Partners believe that the amount of insurance carried by the Lessee is adequate.

     During 1996, the Lessee defaulted on the Lease due to non-payment of rents from February 1, 1996 and forward. On October 1, 1996, the Partnership signed a letter of intent with Roaster Corp., a Florida corporation and franchisor of the Kenny Rogers Roasters restaurants. Roasters is currently operating the Kenny Rogers Roasters restaurant where the KRR Arizona Equipment is located pursuant to the letter of intent. The new tenant will enter into a mutually agreeable equipment lease in substantially the same form as the existing lease. As of December 31, 1996, a new lease has not been signed however, the General Partners are in the process of negotiating a lease agreement.

     Arby's Restaurant Equipment: On December 29, 1995, the Partnership executed an agreement pursuant to which it acquired restaurant equipment (the "Arby's Equipment") to be used in the operation of an Arby's Restaurant located at 912 Maye Blvd., Greenville, North Carolina. The Arby's Equipment was acquired from an affiliated party, which purchased the Arby's Equipment on November 1, 1995 from various vendors at a total cost of $228,055 and leased the Arby's Equipment back to Charmes, Inc. a North Carolina corporation, DBA Arby's Restaurant (the "Lessee"). The Partnership acquired the Arby's Equipment at the original cost to the affiliated party. The headquarters' offices of the Lessee are located at 1479 Lake Meadow Court, Kernersville, North Carolina. The Lessee owns and operates the Arby's Restaurant under a franchise agreement.

     On December 29, 1995, the Partnership took assignment from the same affiliated party, effective as of November 1, 1995, of the Partnership's standard form of lease ("Lease") dated November 1, 1995. Under the terms of the Lease, the Lessee is responsible for all expenses related to the Arby's Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 60 months and the minimum annual rent is $61,301 payable in monthly installments of $5,108 on the first day of each month. The annual rent remains fixed for the entire Lease term. At closing, the Lessee paid the first and last month's rent to the Partnership in the amount of $10,217.

     The Lease is guaranteed by the following: Charles Freeman, Sr. and Linda Freeman; Lewis F. Rothrock and Jean B. Rothrock; and James G. Dudgeon and
Christine B. Dudgeon, jointly and severally.   At the end of the Lease term,
upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may purchase all of the Arby's Equipment for $11,403. The General Partners believe that the amount of insurance carried by the Lessee is adequate.

     Denny's Restaurant Equipment: On December 29, 1995, the Partnership executed an agreement pursuant to which it acquired restaurant equipment (the "Denny's Equipment") to be used in the operation of a Denny's Restaurant located at 4325 S. Florida Ave., Lakeland, Florida. The Denny's Equipment was acquired from an affiliated party which purchased the Denny's Equipment on November 15, 1995 from various vendors at a total cost of $272,946 and leased the Denny's Equipment back to American Family Restaurants, Inc., a Georgia corporation, DBA Denny's Restaurant (the "Lessee"). The Partnership acquired the Denny's Equipment at the original cost to the affiliated party. The headquarters' offices of the Lessee are located at 3000 North Woods Parkway, Suite 235, Norcross, Georgia. The Lessee owns and operates the Denny's Restaurant under a franchise agreement.

     On December 29, 1995, the Partnership took assignment from the same affiliated party, effective as of November 15, 1995, of the Partnership's standard form of lease ("Lease") dated November 15, 1995. Under the terms of the Lease, the Lessee is responsible for all expenses related to the Denny's Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 60 months and the minimum annual rent is $64,847 payable in monthly installments of $5,404 on the fifteenth day of each month. The annual rent remains fixed for the entire Lease term. At closing, the Lessee paid the first month's rent to the Partnership in the amount of $5,404 and interim rent of $1,081. In addition, the Partnership received a security deposit of $13,647.

     At the end of the Lease term, upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may purchase all of the Denny's Equipment for $27,295. The General Partners believe that the amount of insurance carried by the Lessee is adequate.

     Denny's POS Equipment: On July 15, 1996, the Partnership purchased point of sale equipment ("POS Equipment) pursuant to an assignment effective as of May 1, 1996, from an affiliate of the General Partner to be used in the operation of twelve (12) Denny's restaurants located at the following locations:

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

     At the end of the Lease term, upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may purchase all of the POS Equipment for the Fair Market Value, not to exceed the sum of Thirty Four Thousand Two Hundred Seventy Eight and 35/100 Dollars (34,278.35). The General Partners believe that the amount of insurance carried by the Lessee is adequate. The Lease is unconditionally guaranteed by the following individuals: Doug Koch, Robbie Qualls and Justin M. Hathaway, jointly and severally.

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

     Denny's Equipment, Cypress, Florida. On March 29, 1996 the Partnership purchased restaurant equipment ("Cypress Equipment") to be used in the operation of a Denny's Restaurant located at 2380 NW Highway 19, Crystal River, Florida. The Cypress Equipment was purchased for $353,647 and leased to Cypress Partners 1995, Ltd., a Florida limited partnership, dba Denny's (the "Lessee"). The Lessee owns and operates the Denny's Restaurant under a franchise agreement. The headquarters' office of the Lessee are located at 115 marks Street, Orlando, Florida. The purchase was made in cash from proceeds of the Partnership.

     The Lessee and Partnership entered into the Partnership's standard form of lease (the "Lease") commencing on March 15, 1996, whereby the Lessee is responsible for all expenses related to the Cypress Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 60 months and the minimum annual rent is $92,684 payable in monthly installments of $7,723.65 on the fifteenth day of each month. The annual rent remains fixed for the entire Lease term. At the time of closing, the first and last month's rent totaling $15,447 was paid to the Partnership.

     At the end of the Lease term, upon at least 90 days prior irrevocable notice to the Partnership, the Lessee may purchase all of the Cypress Equipment for the fair market value, however the fair market value shall not exceed the sum of $35,364.70. The Lease is jointly and severally guaranteed by the following: Cypress Associates, a Florida partnership; Cypress Ormond Beach, Inc., a Florida corporation; Transam Financial Services, Inc., a Florida corporation; Gerald F. Hilbrich, an individual; Thomas E. McIntyre, an individual; George Noga, an individual; and Larry K. Walker, an individual.


     Applebee's Neighborhood Grill & Bar Equipment, Orem, Utah. On September 11, 1996, the Partnership acquired restaurant equipment to be used in the operation of an Applebee's Neighborhood Grill & Bar located at 290 West 1300 South, Orem, Utah (the "Applebee's Equipment"). The Applebee's Equipment was purchased on September 11, 1996 from various vendors at a total cost of $384,200.80 and leased to J.M.C. Limited Partnership, a Utah limited partnership, DBA Applebee's Neighborhood Grill and Bar (the "Lessee"). The headquarter offices of the Lessee are located at 19 E. 200 South, Suite 1000, Salt Lake City, Utah. The Lessee owns and operates the Applebee's Neighborhood Grill & Bar under a franchise agreement.

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

     Equipment Leases - General Provisions: All of the aforementioned equipment leases are the Partnership's standard form of lease whereby the Lessee is responsible for all expenses related to the Equipment including taxes, insurance, maintenance and repair costs. Prior to entering into the Leases, an affiliate of the Managing General Partner considered factors such as the financial condition and business and operating history of the Lessees and demographic data for the area in which the Equipment is located. All of the Equipment was purchased with cash from offering proceeds. It is anticipated that The Equipment will be leveraged as provided for in the prospectus, however, the Partnership presently does not have a financing commitment. The General Partners believe that the amount of insurance carried by the Lessees is adequate.

Summary of Investment Objectives and Policies:

     The Partnership will acquire income-producing Property and Equipment which will be leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises.
The Partnership will use not less than 75% but not more than 90% of Net Offering Proceeds to acquire Properties (primarily for lease to restaurant franchisees) and up to 25% but not less than 10% to acquire Equipment (for lease to restaurant and service-type franchisees). The Properties generally will be leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index and/or percentage rents. The Equipment will be leased only pursuant to Full Payout Leases.

     Properties will be selected for acquisition based on an examination and evaluation by the General Partners or an Affiliate of the potential value of the site, the financial condition and business history of the proposed lessee, the demographics of the area in which the Property is located or to be located, the proposed purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses will be utilized in selecting Equipment. In certain cases, the Partnership may become a co-venturer or general partner in a joint venture or general partnership which will own a Property or Equipment. The Partnership may also acquire Property through the acquisition of substantially all of the interests of an entity which in turn owns a Property. The Partnership may participate in sale-leaseback transactions, but expects to do so only with respect to Properties and then only when the Property has an established track record.
The Partnership anticipates that only fee interests in real property will be acquired, although other interests (including acquisitions of buildings, with the underlying land being subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership. In each such case, the Partnership's cost to purchase an interest in such Property and/or Equipment would decrease and the total number of Properties and/or Equipment which the Partnership would be able to acquire will increase.

     In making investments, the General Partners will consider relevant factors, including the condition and proposed use of the Property and/or Equipment, income-producing capacity, the financial condition of the lessee, and with respect to Properties, the prospects for long-term appreciation. In no event will Property or Equipment be acquired unless a satisfactory lease commitment has been obtained from a suitable lessee as further described below.

     In selecting specific Properties, the General Partners generally will require the following:

     (i) Base annual rent will provide a specified minimum return on the contract purchase price of the Property; the majority of the leases will provide for fixed increases on specific dates or indexation of rents to indices such as the Consumer Price Index. Leases may also provide for percentage rents calculated to provide rents equal to a percentage of the lessee's gross sales if greater than the base rent; and


     (ii) The initial lease will have a term of between ten and twenty years.

     In selecting specific Equipment, the General Partners typically will require the following:

     (i) Full Payout Leases providing for fixed rents structured to return 100% of the cost of the Equipment plus yield a return equivalent to market interest rates over the lease term; and

     (ii) The leases are expected to have terms of five to seven years with residual values of Equipment at the end of such terms expected to be minimal (approximately 10% of original cost).

     The terms and conditions of any lease entered into by the Partnership with regard to a tenant may vary substantially from those described herein.
However, all of the leases will be "triple net" leases, which means that the lessees will be required to pay all real estate and other taxes and assessments, utilities, insurance and cost of maintenance and repairs.

     In no event will the Partnership reinvest Net Sale or Refinancing Proceeds received commencing four years after the date on which the Partnership terminates its Offering. It is expected that leases of certain Properties may give the Lessee the right to purchase the Property five to ten years after the date of the lease at the Property's fair market value as determined by an independent appraisal at the time of sale. Additionally, certain leases may grant the lessee an option to purchase a percentage interest in the Property at a price based on the fair market value as determined by an independent appraisal at the time the option is exercised. The determination of whether particular Properties or Equipment should be sold or otherwise disposed of will be made after consideration of relevant factors, including performance or projected performance of the Property or Equipment and market conditions, with a view toward achieving the principal investment objectives of the Partnership.

     The Partnership's general policy will be to sell Properties and/or Equipment on an all cash basis. However, under certain circumstances a purchase money obligation secured by a lien on the Property or Equipment may be taken as part payment and there are no limitations or restrictions on the Partnership taking such purchase money obligations. The terms of payment to the Partnership will be affected by custom in the area in which the Property or Equipment is located and the then prevailing economic conditions. To the extent the Partnership receives notes and other property in lieu of cash, such proceeds (other than any interest payable thereon) will be excluded from Net Sale or Refinancing Proceeds until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of and, therefore, the distribution of the proceeds of a sale to the Limited Partners may be delayed until such time. In some cases, the Partnership may receive payments (cash and other property) in the year of sale in an amount less than the selling price, with subsequent payments being spread over a number of years. It is possible that such purchase money obligations would be structured to provide for a "balloon" payment of the entire balance of principal at maturity.

     The Partnership intends to acquire Properties and Equipment using leverage, on a portfolio basis, of up to 30% of the sum of gross proceeds of the Offering and the aggregate amount of Partnership indebtedness secured by Partnership Assets (approximately 35% of the aggregate purchase prices of all Properties and Equipment). Notwithstanding the foregoing, the Partnership may incur indebtedness on single Properties or Equipment packages equal to up to 80% of the purchase price thereof so long as aggregate portfolio indebtedness does not exceed the above-referenced amount. Borrowings for acquisition or improvement will cause tax-exempt investors to recognize unrelated business taxable income, although they will be allowed to offset such income with deductions related thereto.


ITEM 3.  LEGAL PROCEEDINGS.

     The Partnership is not a party to any material legal proceeding nor, to the best of its knowledge, are any such proceedings either pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's most recent fiscal year covered by this report .

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     The Units are not readily transferable. There is no public market for the Units and it is not currently expected that any will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partners consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under state securities laws.

     The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     At December 31, 1996, the Partnership had 20,000 Units issued and outstanding representing funds totaling $20,000,000 from 1,392 limited partners.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

     The Partnership commenced the Offering of up to 20,000 Units registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994.

     The Partnership accepted subscriptions for the Minimum Number of Units on January 24, 1995, and immediately commenced operations. The Offering reached final funding on August 12, 1996. As of December 31, 1996 the Partnership had accepted subscriptions for the entire 20,000 Units and funds totaling $20,000,000. After payment of all offering expenses, including selling commissions, totaling $2,600,000, net proceeds available for investment from the sale of Units totaled $17,400,000.

     As of December 31, 1996, this capital has been used to invest in eleven net leased real estate properties and ten equipment packages in amounts totaling $16,411,985. The Partnership has committed additional funds of $250,000 for the reimaging of the Kettle Restaurant and $700,917 for the final construction draw on the Golden Corral Restaurant. Additionally, as provided for in the Prospectus, the Partnership paid $662,789 (4% of the purchase price) in acquisition fees to an Affiliate of the Managing General Partner. These fees are paid for services rendered in connection with the selection, evaluation and acquisition of the Assets and negotiating and closing the leases associated therewith. In addition, an affiliate of the Managing General Partner will receive an additional fee of $164,120 (1% of the purchase price) after leveraging the Assets, as provided for in the Prospectus. The Partnership ended 1996 with $325,226 of uninvested capital, excluding cash held for distribution to partners.

     As of December 31, 1996, the Partnership's investments were allocated 80.3% to Properties and 19.7% to Equipment. This allocation is expected to be similar to the final asset mix allocation, which will be at least 75% and not more than 90% Properties and up to 25% but not less than 10% Equipment.

     During 1997, the Partnership expects to obtain leverage of up to 30% of the sum of gross proceeds and the aggregate amount of Partnership indebtedness secured by Partnership assets (approximately 35% of the aggregate purchase prices of Partnership assets). Such leverage, when incurred, will provide additional funds to be used by the Partnership to purchase additional Properties and Equipment. Presently, the Partnership does not have a financing commitment for this leverage.

     During 1997, the Partnership intends to utilize its uninvested capital from the remaining proceeds of the offering received during 1996 and leverage to continue to acquire existing, income-producing commercial Properties and Equipment which will be leased on a "triple net" basis primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses. The Property leases are expected to provide for a base minimum annual rent, with provisions for fixed increases on specific dates of indexation of rent to indices such as the Consumer Price Index and/or percentage rents. Equipment will be leased only pursuant to Full Payout Leases.

     The Partnership has invested some of its funds in liquid assets until such time as the funds can be invested in Property and Equipment. Once substantially all of the Partnership's funds have been invested as intended, the Partnership expects to require limited amounts of liquid assets since the form of lease which it uses for its Properties and Equipment requires lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance. The General Partners expect that the cash flow to be generated by the Partnership's Properties and Equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

     The General Partners are not aware of any known trends or uncertainties, other than national economic conditions, which reasonably may be expected to have a material impact, favorable or unfavorable, on liquidity and capital resources of the Partnership other than those referred to herein and in the Partnership's Prospectus.

RESULTS OF OPERATIONS

     The Partnership commenced operations in January of 1995, therefore, the comparative information provided below for the prior year should be read with the understanding that 1995 does not reflect a full twelve month period. Furthermore, the Partnership was in the process of raising funds through the Offering and at December 31, 1996 did not have all capital invested. It is anticipated that the Partnership will be borrowing an additional $8,135,000 in capital to invest.

     For the year ended December 31, 1996, the Partnership earned revenues totaling approximately $1,491,000 compared to $370,000 for the previous year. Revenues for the year ended December 31, 1996 were comprised of approximately $983,000 of rental income from operating leases, $341,000 of financing income from financing leases and $167,000 of other income which includes approximately $132,000 interest earned on the Partnership's bank accounts and approximately $31,000 interest and fees earned on the construction loan. For the preceding year, the Partnership's revenues were comprised of approximately $243,000 of rental income from operating leases, $115,000 of financing income from financing leases and $12,000 of other income . The increase in revenues over the prior year (303%) was due to the effects of the purchase of additional assets subject to triple-net leases and the income generated therefrom.

     For the year ended December 31, 1996, the Partnership incurred expenses totaling approximately $169,000, compared to $57,000 for the previous year. Expenses for the year ended December 31, 1996 were comprised of approximately $114,000 of depreciation on buildings leased under operating leases and $55,000 of general and administrative expenses. For the preceding year, the Partnership's expenses were comprised of approximately $34,000 of depreciation on buildings leased under operating leases and $23,000 of general and administrative expenses. The increase in expenses over the prior year (196%) was due to the effects of the purchase of additional Properties subject to triple-net leases, and the resulting additional depreciation expense therefrom, and the corresponding increase in general and administrative expense related to the growth of the investment in such assets.

     For the year ended December 31, 1996, the Partnership earned net income of approximately $1,322,000, compared to $313,000, for the previous year. The increase in net income over the prior year (323%) was due to the combined effects on revenues and expenses as stated above.

     The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. The Partnership's net assets and liabilities as reported in its financial statements exceeds tax basis by $591,000, as of December 31, 1996.

     During the year ended December 31, 1996, the Partnership made distributions to limited partners totaling $1,371,318, as compared with $219,503 for the preceding year. Approximately $154,574 is interest from the Partnership's bank accounts and construction loans and the remaining $1,216,744 is cash flow from operations for the year.

TENANT DEFAULTS

     The Partnership has invested in a financing lease, with a net investment value of $319,364 as of December 31, 1996. The lessee under this lease, Kenny Rogers Roasters of Arizona, Inc., has defaulted on the lease agreement due to non-payment of rents. As of December 31, 1996, the Partnership is owed $46,840 of rents past due from February 1, 1996 and forward. Presently, this default has caused the suspension of cash flows from rents to the Partnership in an amount equal to $4,258 per month, which amount represents 2.3% of the Partnership's aggregate current monthly rental income (excluding additional rent which may be received from any future acquisitions).

     On October 1, 1996, the Partnership signed a letter of intent with Roasters Corp., a Florida corporation and franchisor of Kenny Rogers Roasters Restaurants. Roasters Corp. is currently operating the Kenny Rogers restaurant located at 1940 Camelback Road, Phoenix, Arizona pursuant to the letter of intent. The letter of intent provides that the new tenant will enter into mutually agreeable equipment lease in substantially the same form as the existing lease. While the Partnership is in the process of drafting the documents, as of December 31, 1996, a new lease agreement has not been signed.

ITEM 7.  FINANCIAL STATEMENTS.

     See Index to Financial Statements on Page F-i of this Form 10-KSB for Financial Statements and Financial Statement Schedules, where applicable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

     The Partnership does not have directors or officers. The General Partners of the Partnership are Captec Franchise Capital Corporation III, a Michigan corporation, as Managing General Partner, and Patrick L. Beach, an individual. Captec Franchise Capital Corporation III is a wholly-owned subsidiary of the Captec Group.

     The following is a list of the executive officers and directors of the Managing General Partner as of December 31, 1996:


              Name         Age  Position
         ----------------  ---  ---------------------------------------

         Patrick L. Beach  40   Chairman of the Board of Directors,
                                President and Chief Executive Officer

         W. Ross Martin    36   Director, Vice President, Treasurer and
                                Chief Financial Officer



     Patrick L. Beach has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Managing General Partner since 1994. Mr. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Captec Group, Captec Franchise Capital Corporation II ("Captec II") and Captec Franchise Capital Corporation IV ("Captec IV"). Captec II and Captec IV are Michigan corporations which serve as the Managing General Partners of Captec Franchise Capital Partners L.P. II and Captec Franchise Capital Partners L.P. IV, respectively, both of which are public limited partnerships with investment objectives similar to the Partnership. From 1977 until 1980 he was employed by the HydraMatic Division of General Motors Corp., where he served in various manufacturing related positions. From March 1980 until February 1981 he served as Production Manager for Quick Industries, Inc. of Jackson, Michigan with responsibility for purchasing and production management for five plastics manufacturing plants in five states. In February 1981, Mr. Beach resigned from his previous position to found the Captec Group. He is responsible for the day to day management of the Captec Group and its Affiliates. From 1986 to 1990, Mr. Beach also served as Chairman of Wendy's of San Diego, Inc., a 27-unit franchisee of Wendy's International. In 1990, Mr. Beach sold his interest in Wendy's of San Diego, Inc. and resigned as Chairman of the Board. Approximately twenty-two months thereafter, Wendy's of San Diego, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. From 1989 to 1991 Mr. Beach served as Chairman and President of Illiana Printing, Inc., the master franchisor for American Speedy Printing Centers, Inc. in the states of Illinois and Indiana.

     W. Ross Martin has served as a Director, Vice President, Treasurer and Chief Financial Officer of the Managing General Partner since 1994. Mr. Martin also serves as Director, Vice President, Treasurer and Chief Financial Officer of Captec II; Director, Senior Vice President, Treasurer and Chief Financial Officer of Captec IV; and as Director, Senior Vice President and Chief Financial Officer of the Captec Group. Mr. Martin is also a Certified Public Accountant. From 1982 until 1985, he was employed by Deloitte Haskins & Sells, most recently as senior consultant in that firm's Emerging Business Services practice. Mr. Martin joined the Captec Group in 1985 as Controller, was promoted to Vice President-Finance in 1986 and to Senior Vice President and Chief Financial Officer in 1994. He is responsible for the treasury, corporate finance and strategic planning duties of the Captec Group as well as overseeing the Accounting and Credit Departments.

     There were no filings required under Section 16(a) of the Securities and Exchange Act of 1934 and the rules thereunder.

ITEM 10. EXECUTIVE COMPENSATION.

     The Partnership has no officers or directors. Furthermore, the Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities.
However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Compensation Table" on pages 12 through 16 of the Partnership's Prospectus, which description is incorporated herein by reference.

     See "Item 12.  Certain Relationships and Related Transactions."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best knowledge of the Partnership, as of December 31, 1996, no person beneficially owned more than 5% of the outstanding Units.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1996, an Affiliate of the Managing General Partner received Acquisition Fees from the Partnership of $455,017 for services rendered in connection with the selection, evaluation and acquisition of the Properties and Equipment, as provided for in the Partnership Agreement. In addition, the Affiliate expects to receive an additional fee of $164,120 from the Partnership after leveraging these acquired assets, as provided for in the Prospectus.

     It is anticipated that the Captec Group , the parent of the Managing General Partner and of which Mr. Patrick Beach is a director, officer and majority shareholder, may provide property and equipment management services for the Partnership. In such case, the General Partners believe that the Captec Group would render management services to the Partnership on a competitive basis in a manner consistent with customary business practices.
The General Partners further believe that the Captec Group has sufficient personnel and other required resources to discharge all responsibilities to the various properties that the Captec Group manages and will manage in the future. The Captec Group also receives commitment fees paid by the Tenant's and Lessees. The commitment fees are paid by third parties and are limited to 1% of the Purchase Price of the assets. Commitment fees have been to an affiliate of the Managing General Partner by the Lessees of the Partnership in an amount equal to $167,974, of which $129,170 was paid during 1996.

     The Asset Management Agreement entered into between the Partnership and the Captec Group will be on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The Asset Management Agreement will provide for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice. No asset management fees were paid by the Partnership in 1996.

     In connection with the Offering and throughout all stages of the Partnership's operations, the General Partners and their affiliates will receive compensation as described more fully in the "Compensation Table" on pages 12 through 16 of the Partnership's Prospectus. All of the General Partners' fees with the exception of Acquisition Fees will be subordinated to receipt by the Limited Partners of preferential distributions. Acquisition Fees will be payable whether or not funds are available for distribution to the Limited Partners. The General Partners may, under certain circumstances, benefit from the continued holding of Partnership Properties and/or Equipment, while investors may be better served by a sale or other disposition of such Properties and/or Equipment. Furthermore, the receipt of certain fees and reimbursements is dependent upon the ability of the General Partners to timely invest net offering proceeds. Therefore, the interest of the General Partners in receiving such fees may conflict with the interest of the Limited Partners. The General Partners and their affiliates believe that their actions and decisions will be made in a manner consistent with their fiduciary duty to the Partnership.

     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates will not be the result of arm's-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm's-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose.
The General Partners and their affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership, although there are no present arrangements with respect thereto. However, the Partnership Agreement prohibits receipt of rebates or "give-ups" or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

     The General Partners may cause the Partnership to acquire an interest in property and/or equipment through a joint venture or general partnership with an entity affiliated with the General Partners. In such instance, the General Partners or their affiliates will have a fiduciary duty to both the Partnership and the other entity which participates in the joint venture. This may result in an impasse in decision-making since generally no one of the affiliated joint venturers would have full control over the joint venture. In addition, there is a potential risk that while one joint venturer may have the right to purchase the other joint venturer's interest in the event of a proposed sale, it may not have the resources to do so. In order to minimize the likelihood of a conflict between those fiduciary duties, the Partnership Agreement provides guidelines for investments in such joint ventures in various respects.

ITEM 13. EXHIBITS AND REPORTS ON FORM.

     (a) The following exhibits are included herein or incorporated by reference:


Number      Exhibit

 4 Agreement of Limited Partnership of Registrant (Incorporated by reference from Exhibit A of the final Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No. 33-77510C).

 27             Financial Data Schedule

     (b)  Reports on Form 8-K:

                (Incorporated by reference from Registrant's SEC File No. 33-77510C, filed October 16, 1996.)

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III


                              By: Captec Franchise Capital Corporation III, Managing General Partner


                              By:   /s/ W. Ross Martin
                                    -----------------------------------------
                                    W. Ross Martin
                                    Vice President and
                                    Chief Financial Officer

                              Date: March 28, 1997

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:    /s/ Patrick L. Beach
       -------------------------------------
       Patrick L. Beach
       Chairman of the Board of Directors,
       President and Chief Executive Officer

Date:  March 28, 1997



By:    /s/ W. Ross Martin
       -------------------------------------
       W. Ross Martin,
       Director, Vice President,
       Treasurer and Chief Financial Officer

Date: March 28, 1997

                                    INDEX TO
                              FINANCIAL STATEMENTS


           Page

Captec Franchise Capital Partners L.P. III  F(a) - i


Captec Franchise Capital Corporation III    F(b) - i

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III


                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995








                                   F(a)  - i

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
CONTENTS




                                                                PAGES
REPORT OF INDEPENDENT ACCOUNTANTS...........................   F(a) - 1



FINANCIAL STATEMENTS:

Consolidated Balance Sheet..................................   F(a) - 2

Consolidated Statement of Operations........................   F(a) - 3

Consolidated Statement of Changes in Partners' Capital......   F(a) - 4

Consolidated Statement of Cash Flows........................   F(a) - 5

Notes to Consolidated Financial Statements...  F(a) 6 through F(a) - 11



                                   F(a)  - ii

                                 [Letterhead]





REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Franchise Capital Corporation III
Managing General Partner of
Captec Franchise Capital Partners L.P. III:

We have audited the accompanying balance sheet of Captec Franchise Capital Partners L.P. III as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Detroit, Michigan
March 14, 1997



                                    F(a) - 1

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                 BALANCE SHEET
                          December 31, 1996 and 1995




                                                                                  1996                  1995
                                      ASSETS
Cash                                                                       $      690,175       $     1,283,655
Investment in property under leases:
   Operating leases, net                                                       13,732,321             3,369,282
   Financing leases, net                                                        2,905,751             1,879,601
Property tax receivable                                                             1,959                   -
Unbilled rent                                                                     210,673                47,151
Due from related parties                                                           20,589                 6,409
                                                                           --------------       ---------------
Total assets                                                               $   17,561,468       $     6,586,098
                                                                           ==============       ===============


                            LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                                        $        4,852       $        25,237
   Due to related parties                                                           7,728                 2,428
   Operating lease rents received in advance                                       43,916                   -
   Security deposits held on leases                                                65,953                27,369
                                                                           --------------       ---------------

Total liabilities                                                                 122,449                55,034
                                                                           --------------       ---------------

Partners' Capital:
Limited partners' capital accounts                                             17,422,518             6,527,785
General partners' capital accounts                                                 16,501                 3,279
                                                                           --------------       ---------------

Total partners' capital                                                        17,439,019             6,531,064
                                                                           --------------       ---------------

Total liabilities & partners' capital                                      $   17,561,468       $     6,586,098
                                                                           ==============       ===============



The accompanying notes are an integral part of the financial statements.

                                    F(a)-2

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           STATEMENT OF OPERATIONS
                for the years ended December 31, 1996 and 1995


                                                                                  1996                  1995
Operating revenue:
   Rental income                                                           $      983,625       $       242,987
   Finance income                                                                 341,142               114,895
                                                                           --------------       ---------------
           Total operating revenue                                              1,324,767               357,882
                                                                           --------------       ---------------

Operating costs and expenses:
   Depreciation                                                                   114,272                33,978
   General and administrative                                                      55,125                23,119
                                                                           --------------       ---------------

           Total operating costs and expenses                                     169,397                57,097
                                                                           --------------       ---------------

           Income from operations                                               1,155,370               300,785
                                                                           --------------       ---------------

Other income:
   Interest income                                                                154,575                10,928
   Other                                                                           12,141                 1,136
                                                                           --------------       ---------------

           Total other income                                                     166,716                12,064
                                                                           --------------       ---------------

Net income                                                                      1,322,086               312,849

Net income allocable to general partners                                           13,222                 3,128
                                                                           --------------       ---------------

Net income allocable to limited partners                                   $    1,308,864       $       309,721
                                                                           ==============       ===============

Net income per limited partnership unit                                    $        84.07       $         80.34
                                                                           ==============       ===============

Weighted average number of limited partnership
   units outstanding                                                               15,569                 3,855
                                                                           ==============       ===============




The accompanying notes are an integral part of the financial statements.


                                    F(a)-3

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                for the years ended December 31, 1996 and 1995




                                                           Limited               General               Total
                                                          Partners'             Partners'            Partners'
                                                          Accounts              Accounts              Capital
                                                          --------              --------             ---------
Balance, January 1, 1995                            $            100       $          151       $           251

Withdrawal of initial limited partner                           (100)                                      (100)

Issuance of 7,400 limited partnership
   units, net                                              6,437,567                   -              6,437,567

Distributions - ($56.94 per unit)                           (219,503)                  -               (219,503)

Net income                                                   309,721                3,128               312,849
                                                    ----------------       --------------       ---------------
Balance, December 31, 1995                                 6,527,785                3,279             6,531,064

Issuance of 12,600 limited partnership
   units, net                                             10,957,197                   -             10,957,187

Distributions - ($88.08 per unit)                         (1,371,318)                  -             (1,371,318)

Net income                                                 1,308,864               13,222             1,322,086
                                                    ----------------       --------------       ---------------
Balance, December 31, 1996                          $     17,422,518       $       16,501       $    17,439,019
                                                    ================       ==============       ===============



The accompanying notes are an integral part of the financial statements.

                                    F(a)-4

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           STATEMENT OF CASH FLOWS
                for the years ended December 31, 1996 and 1995


                                                                                  1996                  1995
Cash flows from operating activities:
   Net Income                                                              $    1,322,086          $    312,849
   Adjustments to net income:
        Depreciation                                                              114,272                33,978
        Increase in unbilled rent                                                (163,522)              (47,151)
        Increase in receivables                                                    (1,959)                   -
        (Decrease) increase in payables                                           (20,387)               25,237
        Increase in lease rents received in advance                                43,916                    -
        Increase in security deposits held on leases                               38,584                27,369
                                                                           --------------       ---------------

Net cash provided by operating activities                                       1,332,990               352,282
                                                                           --------------       ---------------

Cash flows from investing activities:
   Purchase of real estate for operating leases                                (9,537,532)           (3,403,260)
   Construction loan draws                                                       (939,778)                  -
   Purchase of equipment for financing leases                                  (1,357,856)           (2,001,275)
   Reduction of net investment in financing leases                                331,707               121,674
                                                                           --------------       ---------------

Net cash used in investing activities                                         (11,503,459)           (5,282,861)
                                                                           --------------       ---------------

Cash flows from financing activities:
   Increase in due from related parties                                           (14,180)               (6,409)
   Increase in due to related parties                                               5,300                 2,428
   Issuance of limited partnership units                                       12,585,027             7,399,427
   Offering costs                                                              (1,627,840)             (961,860)
   Return of initial limited partner's capital contribution                           -                    (100)
   Distributions to limited partners                                           (1,371,318)             (219,503)
                                                                           --------------       ---------------

Net cash provided by financing activities                                       9,576,989             6,213,983
                                                                           --------------       ---------------

Net (decrease) increase in cash                                                  (593,480)            1,283,404

Cash, beginning of period                                                       1,283,655                   251
                                                                           --------------       ---------------
Cash, end of period                                                        $      690,175       $     1,283,655
                                                                           ==============       ===============




The accompanying notes are an integral part of the financial statements.

                                    F(a)-5

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

    The Partnership commenced a public offering of limited partnership interests ("Units") on August 12, 1994. A minimum of 1,150 Units and a maximum of 20,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on January 24, 1995, at which time funds totaling $1,155,255 were released from escrow and the Partnership immediately commenced operations. At December 31, 1996, the Partnership had accepted subscriptions for 20,000 Units, and funds totaling $20,000,000.

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

    B.   LAND AND BUILDING SUBJECT TO OPERATING LEASES:   Land and
         buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years).


                                    F(a) - 6

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED:

    C.   NET INVESTMENT IN FINANCING LEASES:   Leases classified as
         financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

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


2.   DISTRIBUTIONS:

    Cash flows of the Partnership are allocated ninety-nine percent (99%) to the limited partners and one percent (1%) to the Sponsor, except that the Sponsor's share is subordinated to a ten percent (10%) preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership will be allocated ninety percent (90%) to the limited partners and ten percent (10%) to the Sponsor, except that the Sponsor's share will be subordinated to an eleven percent (11%) preferred return plus return of the original contributions to the limited partners.

    The first cash distribution to the limited partners took place on April 17, 1995 and included interest income on cash contributions earned during impound, as well as cash flow from operations for the partial three month period ended March 31, 1995. Thereafter, additional distributions of cash flow from operations were made quarterly in arrears.



                                    F(a) - 7

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    Organization and offering expenses, excluding selling commissions, were initially paid by the General Partners and/or their Affiliates and were reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates were paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering.
    The Sponsor was reimbursed for $632,248 and $355,199 during 1996 and 1995, respectively. These costs were accounted for as capital issuance costs and have been netted against the limited partners' capital accounts.

    The Partnership also paid to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all units placed by them directly. Total commissions incurred during 1996 and 1995, were $1,007,966 and $590,505, respectively. These costs were accounted for as capital issuance costs and have been netted against the limited partners' capital accounts. The Sponsor has also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

    An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. The Partnership paid the sponsor $455,017 and $207,771 in acquisition fees during 1996 and 1995, respectively. Of these amounts, $533,592 was capitalized into net investment in financing leases and $129,196 was capitalized into land and building subject to operating leases.

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

    A subordinated asset management fee is charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative noncompounded return of ten percent (10%) per annum on their adjusted invested capital. There were no asset management fees paid or accrued to the Sponsor during 1996 or 1995.

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with equipment liquidation services. There were no equipment liquidations during 1996 or 1995.


                                    F(a) - 8

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

    The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of eleven percent (11%) per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. There were no real estate liquidations in 1996 or 1995.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.



4.  LAND AND BUILDING SUBJECT TO OPERATING LEASES:

    The net investment in operating leases as of December 31, 1996 and 1995 is comprised of the following:


                                                 1996              1995

 Land                                         $ 5,127,875   $  968,240
 Building and improvements                      7,812,917    2,435,020
 Construction draws on properties (including
  land cost of $555,000)                          939,778           -
                                              -----------   ----------

                                               13,880,570    3,403,260
 Less accumulated depreciation                   (148,249)     (33,978)
                                              -----------   ----------

 Total                                        $13,732,321   $3,369,282
                                              ===========   ==========


    As indicated above, at December 31, 1996, the Partnership had made investments in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Partnership which fully obligates the tenant to the long-term lease of all amounts advanced under construction draws. At December 31, 1996, the Company had approximately $701,000 of unfunded commitments on properties under construction.

                                    F(a) - 9

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LAND AND BUILDING SUBJECT TO OPERATING LEASES, CONTINUED:

    The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 1996. This schedule excludes additional rents due under unfunded commitments on properties under construction which are estimated to be equal to an additional $1,146,000 in aggregate.


1997                                              $ 1,590,813
1998                                                1,655,941
1999                                                1,677,748
2000                                                1,704,152
2001                                                1,747,402
Thereafter                                         24,132,910
                                                  -----------

Total                                             $32,508,966
                                                  ===========



5.  NET INVESTMENT IN FINANCING LEASES:

    The net investment in financing leases as of December 31, 1996 and 1995 is comprised of the following:


                                                  1996          1995

       Minimum lease payments to be received   $ 3,535,259   $2,392,145
       Estimated residual value                    269,811      146,254
                                              ------------   ----------

       Gross investment in financing leases      3,805,070    2,538,399
       Less unearned income                       (899,320)    (658,798)
                                              ------------   ----------

       Net investment in financing leases       $2,905,750   $1,879,601
                                              ============   ==========


    The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 1996:

       1997                                   $    849,150
       1998                                        799,737
       1999                                        799,737
       2000                                        602,496
       2001                                        262,247
       Thereafter                                  221,892
                                              ------------

       Total                                  $  3,535,259
                                              ============



                                   F(a) - 10

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  SUBSEQUENT EVENT:

    In January 1997, the Partnership made a distribution to its limited partners totaling approximately $435,000, which represented the quarterly distribution of cash flow from operations for the quarter ended December 31, 1996 in the amount of $505,000, less approximately $70,000 of elective monthly distributions previously distributed during that quarter.




                                   F(a) - 11

                    CAPTEC FRANCHISE CAPITAL CORPORATION III

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                    F(b) - i

CAPTEC FRANCHISE CAPITAL CORPORATION III
CONTENTS





                                                                           PAGES
REPORT OF INDEPENDENT ACCOUNTANTS  .....................................  F(b) - 1



FINANCIAL STATEMENTS:

    Balance Sheet.......................................................  F(b) - 2

    Statement of Operations.............................................  F(b) - 3

    Statement of Changes in Stockholders' Equity........................  F(b) - 4

    Statement of Cash Flows.............................................  F(b) - 5

    Notes to Financial Statements......................  F(b) - 6 through F(b) - 7



                                   F(b) - ii

                                 [Letterhead]


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Franchise Capital Corporation III:

We have audited the accompanying balance sheet of Captec Franchise Capital Corporation III as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Corporation III as of December 31, 1996 and 1995, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Detroit, Michigan
March 14, 1997





                                    F(b) - 1

                   CAPTEC FRANCHISE CAPITAL CORPORATION III
                                BALANCE SHEET
                          December 31, 1996 and 1995



                                                                  1996                1995
                                  ASSETS

Cash                                                          $       2,670      $         386
Investment in partnership                                             8,250              1,640
Reimbursable organizational & offering expenses                         -              850,826
Receivable from affiliate                                            13,549                -
Other assets                                                          5,672              9,059
                                                              -------------      -------------
Total assets                                                  $      30,141      $     861,911
                                                              =============      =============

                         LIABILITIES & STOCKHOLDERS' EQUITY

Total liabilities:
   Accounts payable                                           $       5,187      $      35,207
   Payable to affiliate                                              15,942            824,202
   Income tax payable                                                 2,732                532
                                                              -------------      -------------
Total liabilities                                                    23,861            859,941
                                                              -------------      -------------
Total
Stockholders' equity:
Common stock, no par value; 100 shares authorized,
   issued and outstanding                                               -                  -
Paid-in capital                                                       1,000              1,000
Retained earnings (accumulated deficit)                               5,280                970
                                                              -------------      -------------
Total stockholders' equity                                            6,280              1,970
                                                              -------------      -------------
Total liabilities & stockholders' equity                      $      30,141      $     861,911
                                                              =============      =============




The accompanying notes are an integral part of the financial statements.

                                    F(b)-2

                   CAPTEC FRANCHISE CAPITAL CORPORATION III
                            STATEMENT OF OPERATIONS
                for the years ended December 31, 1996 and 1995



                                                                    1996                1995
Investment income from partnership                            $       6,611      $       1,564

Interest                                                                101                -
General and administrative                                              -                  -
                                                              -------------      -------------
          Net income before taxes                                     6,510              1,564

Income tax provision                                                  2,200                532
                                                              -------------      -------------
          Net income                                          $       4,310      $       1,032
                                                              =============      =============



The accompanying notes are an integral part of the financial statements.


                                    F(b)-3

                   CAPTEC FRANCHISE CAPITAL CORPORATION III
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                for the years ended December 31, 1996 and 1995



                                                                RETAINED
                                                                EARNINGS
                             COMMON        PAID-IN               (ACCUM.
                              STOCK        CAPITAL              DEFICIT)           TOTAL
                             ------        -------              --------           -----
Balance, January 1, 1995    $     -         $1,000                $    -          $1,000

Issuance of common stock
Net Income                        -              -                   970             970
                            -------         ------                ------         -------
Balance, December 31, 1995        -          1,000                   970           1,970

Net income                        -              -                 4,310           4,310
                            -------         ------               -------         -------
Balance, December 31, 1996  $     -         $1,000                $5,280          $6,280
                            =======         ======               =======         =======



The accompanying notes are an integral part of the financial statements.


                                    F(b)-4

                   CAPTEC FRANCHISE CAPITAL CORPORATION III
                           STATEMENT OF CASH FLOWS
                for the years ended December 31, 1996 and 1995



                                                                    1996                1995
Cash flows from operating activities:
   Net income                                                 $       4,310      $      1,032
   Adjustments to net income:
      Undistributed income from partnership                          (6,610)           (1,564)
      Increase in income tax payable                                  2,200               532
      Increase in other assets                                      (10,162)               -
      Decrease in accounts payable                                  (30,021)               -
                                                              -------------      ------------
Net cash provided by operating activities                           (40,283)               -
                                                              -------------      ------------
Cash flows from financing activities:
   Proceeds from borrowings from affiliates                          42,567         1,098,538
   Receipt of offering expense reimbursements                       632,248           274,336
   Payment of reimbursable offering expenses                            -          (1,099,015)
   Repayment of borrowings from affiliates                         (632,248)         (274,336)
                                                              -------------      ------------
Net cash provided by (used in) financing activities                  42,567              (477)
                                                              -------------      ------------

Net increase (decrease) in cash                                       2,284              (477)

Cash, beginning of year                                                 386               863
                                                              -------------      ------------
Cash, end of period                                           $       2,670      $        386
                                                              =============      ============




The accompanying notes are an integral part of the financial statements.


                                    F(b)-5

                    CAPTEC FRANCHISE CAPITAL CORPORATION III
                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

    Captec Franchise Capital Corporation III (the "Corporation") is a Michigan corporation organized on February 15, 1994. The Corporation was formed for the purpose of serving as the managing general partner of Captec Franchise Capital Partners L.P. III (the "Partnership"), a Delaware limited partnership.

    The Corporation is a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"). Captec has paid $1,000 in cash to the Corporation for the purchase of all 100 shares of common stock of the Corporation. As a general partner of the Partnership, the Corporation has contributed $100 to the capital of the Partnership. Patrick L. Beach is also a general partner of the Partnership and is the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. Each general partner has a 0.5 percent share in the Partnership's net income or loss.

    The Partnership undertook a public offering of limited partnership interests ("Units") in 1994. A minimum of 1,150 Units and a maximum of 20,000 Units, priced at $1,000 per Unit, are being offered on a "best efforts, part or none" basis. The Partnership broke impound on January 24, 1995. At December 31, 1996, the Partnership had accepted subscriptions for 20,000 Units and received offering proceeds totaling $20,000,000.

    Affiliates of the Corporation are expected to provide various services to the Partnership and will be paid certain fees for such services as specified in the Partnership Agreement.

    Following is a summary of the Corporation's significant accounting principles:

    A.   INCOME TAXES:   The Corporation reports its income for federal
         income tax purposes in the consolidated tax return of Captec. Income taxes are allocated by Captec to the Corporation on the separate return basis. The Corporation's income tax expense reflected in the statement of operations and that computed by applying the statutory federal income tax rate are approximately equal. Deferred income taxes, for financial reporting purposes, are not material.

    B.   ESTIMATES:   The preparation of financial statements in
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                    F(b) - 6

                    CAPTEC FRANCHISE CAPITAL CORPORATION III
                         NOTES TO FINANCIAL STATEMENTS


2.  OPERATIONS:

    The Corporation's only source of revenue in 1996 and 1995 was from its investment in the Partnership. See the accompanying financial statements of the Partnership.


3.  RELATED PARTY TRANSACTIONS:

    Organization and offering expenses related to the offering of Units are prepaid by the Corporation and reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). The Corporation is also reimbursed by the Partnership for a non-accountable expense allowance in an amount equal to two percent (2%) of the gross proceeds of the offering. During 1996, and 1995 the Corporation received reimbursements from the Partnership totaling $632,248 and $355,199.

    The Corporation receives advances from Captec in order to have sufficient funds for the prepayment of organization and offering and non-accountable expenses made on behalf of the Partnership. As the Corporation receives reimbursements of such prepaid expenses, the advances to Captec are repaid.




                                    F(b) - 7

                                        EXHIBIT INDEX

                                                         SEQUENTIALLY
EXHIBIT                                                    NUMBERED
NUMBER                  DESCRIPTION                          PAGE
--------                -----------                      ------------
27        --      Financial Data Schedule
