Form 10QSB
period 1997-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1997-05-19
CIK 921794

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from                 to
                                    ----------------  ----------------

     Commission file number   33-77510-C
                              ----------


                 CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


              Delaware                           38-3160141
--------------------------------------------------------------------------------
    (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)            Identification Number)


               24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                P.O. Box 544, Ann Arbor, Michigan  48106-0544
--------------------------------------------------------------------------------
                  (Address of principal executive offices)
                               (313)  994-5505
--------------------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
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
                                                 -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable

Transitional Small Business Disclosure Format (check one)    Yes     No  X
                                                                ----    ----

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB



PART I   FINANCIAL INFORMATION                                         Page


Item 1.  Financial Statements                                            1

         Balance Sheet, March 31, 1997                                   2

         Statement of Operations for the three month periods
         ended March 31, 1997 and 1996                                   3

         Statement of Cash Flows for the three month periods
         ended March 31, 1997 and 1996                                   4

         Notes to Financial Statements                                   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10


ART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                              13

Item 2.  Changes in Securities                                          13

Item 3.  Defaults Upon Senior Securities                                13

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 5.  Other Information                                              13

Item 6.  Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                              14

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The balance sheet of Captec Franchise Capital Partners L.P. III (the "Partnership") as of March 31, 1997 and the statements of operations and cash flows for the periods ending March 31, 1997 and 1996 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Partnership's report on Form 10-KSB for the fiscal year ended December 31, 1996.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                 BALANCE SHEET
                                 March 31, 1997
                                  (Unaudited)


                                     ASSETS
Cash                                                                $   367,337
Investment in property under leases:
   Operating leases, net                                             14,060,380
   Direct financing leases, net                                       2,801,567
Accounts receivable                                                         198
Unbilled rent                                                           217,840
Due from related parties                                                 10,690
                                                                    -----------

Total assets                                                        $17,458,012
                                                                    ===========

                       LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                                 $    17,530
   Due to related parties                                                32,650
   Security deposits held on leases                                      59,329
                                                                    -----------

Total liabilities                                                       109,509
                                                                    -----------

Partners' Capital:
Limited partners' capital accounts                                   17,327,880
General partners' capital accounts                                       20,623
                                                                    -----------

Total partners' capital                                              17,348,503
                                                                    -----------

Total liabilities & partners' capital                               $17,458,012
                                                                    ===========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF OPERATIONS
           for the three month periods ended March 31, 1997 and 1996
                                  (Unaudited)


                                                             1997        1996
Operating revenue:
   Rental income                                           $393,115    $118,217
   Finance income                                            84,492      72,933
                                                           --------    --------

          Total operating revenue                           477,607     191,150
                                                           --------    --------

Operating costs and expenses:
   Depreciation                                              48,831      21,594
   General and administrative                                45,509      14,799
                                                           --------    --------

          Total operating costs and expenses                 94,340      36,393
                                                           --------    --------

          Income from operations                            383,267     154,757
                                                           --------    --------

Other income (expense):
   Interest income                                           28,670      19,154
   Other                                                        231         907
                                                           --------    --------

          Total other income, net                            28,901      20,061
                                                           --------    --------

Net income                                                  412,168     174,818

Net income allocable to general partners                      4,122       1,748
                                                           --------    --------

Net income allocable to limited partners                   $408,046    $173,070
                                                           ========    ========

Net income per limited partnership unit                    $  20.40    $  18.75
                                                           ========    ========

Weighted average number of limited partnership
   units outstanding                                         20,000       9,228
                                                           ========    ========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF CASH FLOWS
           for the three month periods ended March 31, 1997 and 1996
                                  (Unaudited)


                                                                  1997             1996
Cash flows from operating activities:
   Net Income                                                 $  412,168     $    174,818
   Adjustments to net income:
        Depreciation                                              48,831           21,594
        Increase in unbilled rent                                 (7,167)         (22,783)
        Decrease (increase) in receivables                         1,761           (2,451)
        (Decrease) increase in payables                          (31,238)           8,556
        Decrease in security deposits held on leases              (6,624)               -
                                                              ----------     ------------

Net cash provided by operating activities                        417,731          179,734
                                                              ----------     ------------

Cash flows from investing activities:
   Purchase of real estate for operating leases                        -       (2,819,849)
   Construction loan draws                                      (376,890)
   Purchase of equipment for financing leases                          -         (601,793)
   Reduction of net investment in financing leases               104,183           64,022
                                                              ----------     ------------

Net cash used in investing activities                           (272,707)      (3,357,620)
                                                              ----------     ------------

Cash flows from financing activities:
   Decrease in due from related parties                            9,899            5,800
   Increase in due to related parties                             24,922          411,440
   Issuance of limited partnership units                               -        3,513,913
   Offering costs                                                      -         (450,783)
   Distributions to limited partners                            (502,683)        (214,170)
                                                              ----------     ------------

Net cash provided by financing activities                       (467,862)       3,266,200
                                                              ----------     ------------

Net increase in cash                                            (322,838)          88,314

Cash, beginning of period                                        690,175        1,283,655
                                                              ----------     ------------

Cash, end of period                                           $  367,337     $  1,371,969
                                                              ==========     ============



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

    Captec Franchise Capital Partners L.P. III (the "Partnership"), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" basis, primarily to operators of national and regional franchised businesses. The general partners of the Partnership are Captec Franchise Capital Corporation III (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"), and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. The general partners have each contributed $100 in cash to the Partnership as a capital contribution.

    The Partnership commenced a public offering of limited partnership interests ("Units") on August 12, 1994. A minimum of 1,150 Units and a maximum of 20,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on January 24, 1995, at which time funds totaling $1,155,255 were released from escrow and the Partnership immediately commenced operations. At March 31, 1997, the Partnership had accepted subscriptions for the entire 20,000 Units, and funds totaling $20,000,000.

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

    The Partnership distributed approximately $503,000 during the three month period ended March 31, 1997, representing quarterly distributions of cash flow from operations for the quarter ended December 31, 1996 and elective monthly distributions for the current quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    Organization and offering expenses, excluding selling commissions, were initially paid by the General Partners and/or their Affiliates and were reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates were paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering. There were no organizational and offering costs paid during the three month period ended March 31, 1997.

    The Partnership also paid to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all Units placed by them directly. There were no commissions paid or incurred during the three month period ended March 31, 1997. The Sponsor had also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

    An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .0624% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. There were no acquisition fees paid by the Partnership during the three month period ended March 31, 1997.

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

    A subordinated asset management fee is charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, noncompounded return of ten percent (10%) per annum on their adjusted invested capital. There were $24,433 of subordinated asset management fees paid to the Sponsor during the three month period ended March 31, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidations during the three month period ended March 31, 1997.

    The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of eleven percent (11%) per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. There were no real estate liquidations during the three month period ended March 31, 1997.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.


4.  LAND AND BUILDING SUBJECT TO OPERATING LEASES:

    The net investment in operating leases as of March 31, 1997 is comprised of the following:


   Land                                                          $ 5,127,875
   Building and improvements                                       7,812,917
   Construction draws on properties (including land of $555,000)   1,316,668
                                                                 -----------
                                                                  14,257,460

   Less accumulated depreciation                                    (197,080)
                                                                 -----------
   Total                                                         $14,060,380
                                                                 ===========


    As indicated above, at March 31, 1997 the Partnership had made investments in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Partnership which fully obligates the tenant to the long-term lease of all amounts advanced under construction draws. At March 31, 1997, the Partnership had approximately $339,000 of unfunded commitments on properties under construction.

    The following is a schedule of future minimum lease payments to be received on the operating leases as of March 31, 1997. This schedule excludes additional rents due under unfunded commitments on properties under construction which are estimated to be equal to an additional $553,000 in aggregate.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


4.   LAND AND BUILDING SUBJECT TO OPERATING LEASES, CONTINUED:



           1997                                     $ 1,120,952
           1998                                       1,520,568
           1999                                       1,537,124
           2000                                       1,558,121
           2001                                       1,595,801
           Thereafter                                21,619,515
                                                    -----------

           Total                                    $28,952,081
                                                    ===========




5.  NET INVESTMENT IN FINANCING LEASES:

    The net investment in financing leases as of March 31, 1997 is comprised of the following:


           Minimum lease payments to be received    $ 3,346,584
           Estimated residual value                     269,811
                                                    -----------

           Gross investment in financing leases       3,616,395
           Less unearned income                        (814,828)
                                                    -----------

           Net investment in financing leases       $ 2,801,567
                                                    ===========


    The following is a schedule of future minimum lease payments to be received on the direct financing leases as of March 31, 1997:


           1997                                     $   660,476
           1998                                         799,737
           1999                                         799,737
           2000                                         602,496
           2001                                         262,247
           Thereafter                                   221,891
                                                    -----------

           Total                                    $ 3,346,584
                                                    ===========



6.  SUBSEQUENT EVENT:

    In April 1997, the Partnership made a distribution to its limited partners totaling approximately $472,000, which represented the aggregate quarterly distribution of cash flow from operations for the quarter ended March 31, 1997 in the amount of $540,000 less $68,000 of elective monthly distributions previously distributed during that quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL COMMITMENTS:

     The Partnership commenced the Offering of up to 20,000 limited partnership units ("Units") registered under the Securities Act of 1933, as amended by means of a Registration Statement, filed on form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994.

     The Partnership accepted subscriptions for the Minimum Number of Units on January 24, 1995 and immediately commenced operations. The Offering reached final funding as of August 12, 1996, having accepted subscriptions for the entire 20,000 Units and funds totaling $20,000,000.

     At March 31, 1997, the Partnership had invested in eleven net leased real estate properties and ten equipment packages in amounts totaling approximately $17,617,000, including capitalized acquisition fees. The Partnership has committed additional funds of approximately $339,000 for the final construction draw on the Golden Corral Restaurant located in Lakeland, Florida. In April 1997, the Partnership provided funding in the amount of $241,765 for the re-imaging of the Kettle Restaurant located in Virginia Beach, Virginia to a Denny's Restaurant ( the "Virginia Beach Property"). The Virginia Beach Property is currently being operated as a Denny's Restaurant.

     The Partnership had cash totaling $367,337 as of March 31, 1997, none of which is available for investment. The Sponsor has agreed to lend moneys to the Partnership, to the extent necessary for the Partnership to fulfill the existing investment commitments described above, until such time as the Partnership obtains the leverage described below.

     During 1997, the Partnership expects to obtain leverage of up to 30% of the sum of gross proceeds and the aggregate amount of Partnership indebtedness secured by Partnership assets (approximately 35% of the aggregate purchase prices of the Partnership's assets). Such leverage, when incurred, will provide additional funds to be used by the Partnership to purchase additional income-producing commercial Properties and Equipment which will be leased on a "triple net" basis primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses. The Property leases are expected to provide for a base minimum annual rent, with provisions for fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index and/or percentage rents. Equipment will be leased only pursuant to Full Payout Leases. Presently, the Partnership does not have a financing commitment for this leverage.

     During the three month period ending March 31, 1997, the Partnership did not acquire any additional properties. The number of Properties and/or the amount of Equipment to be acquired will depend upon the additional debt.

     Once substantially all of the Partnership's funds have been applied as intended, the Partnership expects to require limited amounts of liquid assets since the form of lease which it intends to use for its Properties and Equipment will require lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance. The general partners expect that the cash flow to be generated by the Partnership's Properties and Equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.

     The General Partners are not aware of any known trends or uncertainties, other than national economic conditions, which reasonably may be expected to have a material impact, favorable or unfavorable, on liquidity and capital resources of the Partnership other than those referred to herein and in the Partnership's Prospectus.


RESULTS OF OPERATIONS:

     For the three month period ended March 31, 1997 the Partnership earned revenues totaling approximately $507,000, compared to approximately $211,000 for the corresponding period of the preceding year. The increase in year-to-date revenues over the prior year's period (140%) was due to the effect of the Partnership's additional investment in income producing triple net leased real estate properties and full payout equipment leases.

     For the three month period ended March 31, 1997, the Partnership incurred expenses totaling approximately $94,000, compared to $36,000 for the corresponding period of the preceding year. The increase in year-to-date expenses over the prior year's period (159%) was due to the same effects which produced the increase in revenues. This growth caused corresponding increases in depreciation expense (due to the growth in depreciable assets) and general and administrative expenses.

     For the three month period ended March 31, 1997, the Partnership earned net income of approximately $412,000 compared to approximately $175,000 for the corresponding period of the previous year. The increase in year-to-date net income over the prior year's period (136%) was primarily due to the increase in revenues discussed above.

     Based upon the results of operations for the three month period ended March 31, 1997, the Partnership distributed to its limited partners a total of $540,000 representing cash flow from operations for that period. These amounts were distributed as follows: $35,805 paid in February 1997 and $32,340 paid in March 1997 to investors that have elected to receive monthly distributions and $471,855 paid in April 1997 to all investors. On a comparative basis, the Partnership distributed to its limited partners a total of $254,000 for the corresponding three month period of the preceding year. The increase in distributions over the prior year's period (113%) was due to the increase in net income discussed above and the reduction in net investment in financing leases (i.e. capital returned on equipment lease investments) resulting from the growth in the equipment lease portfolio.

TENANT DEFAULT:

     The Partnership has invested in a financing lease, which lease has a net investment value of $241,765 as of March 31, 1997. The lessee under this lease, Kenny Rogers Roasters of Arizona, Inc., has defaulted on the lease agreement due to non-payment of rents. As of March 31, 1997, the Partnership is owed $59,615 of rents past due from February 1, 1996 and forward. Presently, this default has caused the suspension of cash flows from rents to the Partnership in an amount equal to $4,258 per month, which amount represents 2.3% of the Partnership's aggregate current monthly rental income (excluding additional rent which may be received from any future acquisitions).

     On May 1, 1997, the Partnership executed a lease agreement with Captec-Roasters, L.L.C., a Michigan limited liability company DBA Kenny Rogers Roasters ("Captec-Roasters"). The equipment is being used in the operation of the Kenny Rogers Roasters restaurant located at 1949 E. Camelback, Suite 160, Phoenix, Arizona ("Arizona KRR Equipment"). The address of Captec-Roasters is 899 W. Cypress Creek Road. Suite 500, Ft. Lauderdale, Florida 33309. Captec Financial Group, Inc., an affiliate of the Managing General Partner of the Partnership, is a member of Captec-Roasters. Roasters Corp., a Florida corporation and the franchisor of Kenny Rogers Roasters Restaurants, is also a member of Captec-Roasters and is responsible for the operation of the restaurant.

     The lease dated May 1, 1997 is the Partnership's standard form of equipment lease (the "KRR Lease"). Under the terms of the KRR Lease, Captec-Roasters is responsible for all expenses related to the Arizona KRR Equipment including taxes, insurance, maintenance and repair costs. The KRR Lease term is 70 months. The annual rent for the first 12 months of the KRR
Lease is $6,869 and is $4,849 for the 58 months thereafter.   At the end of the
KRR Lease term, upon at least 90 days prior irrevocable notice of the Partnership, Captec-Roasters shall have the option to purchase all of the Arizona KRR Equipment for one dollar $1.00.

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


            (a) Exhibits.

            No.  Exhibit

            4    Agreement of Limited Partnership of Registrant
                 (Incorporated by reference from Exhibit A of the final Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No. 33-77510C).

            27   Financial Data Schedule

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three month period ending March 31, 1997.

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

                          By: Captec Franchise Capital Corporation III Managing General Partner of
                                Captec Franchise Capital Partners L.P. III



                          By:   /w/ W. Ross Martin
                                -------------------------
                                W. Ross Martin
                                Chief Financial Officer and Vice President,
                                a duly authorized officer

                          Date: May 19, 1997

                                EXHIBIT INDEX



Exhibit No.                    Description
-----------                    -----------
Exhibit 27                 Financial Data Schedule