Form 10QSB
period 1997-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1997-08-14
CIK 921794

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)
[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
----------------------------------------------  -------------------

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
               EXCHANGE ACT

For the transition period from                to
----------------------------------------------  -------------------

Commission file number  33-77510-C
                                   ----------------------  -------------------


                 CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
       (Exact name of small business issuer as specified in its charter)


           Delaware                           38-3160141
           ---------------------------------  ----------------------
           (State or other jurisdiction       (IRS Employer
           of incorporation or organization)  Identification Number)


                24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                P.O. Box 544, Ann Arbor, Michigan  48106-0544
                    (Address of principal executive offices)
                               (313)  994-5505
                          (Issuer's telephone number)

                               Not Applicable
(Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes     X   No
                                                              --------   -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes      No     .
                                                ------  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable

Transitional Small Business Disclosure Format (check one)    Yes      No   X
                                                                ------  -------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB



PART I     FINANCIAL INFORMATION                                               Page
Item 1.    Financial Statements                                                 1

           Balance Sheet, June 30, 1997                                         2

           Statement of Operations for the three month periods
           ended June 30, 1997 and 1996                                         3

           Statement of Operations for the six month periods
           ended June 30, 1997 and 1996                                         4

           Statement of Cash Flows for the six month periods
           ended June 30, 1997 and 1996                                         5

           Notes to Financial Statements                                        6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            11


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                     14

Item 2.    Changes in Securities                                                 14

Item 3.    Defaults Upon Senior Securities                                       14

Item 4.    Submission of Matters to a Vote of Security Holders                   14

Item 5.    Other Information                                                     14

Item 6.    Exhibits and Reports on Form 8-K                                      14


SIGNATURES                                                                       15


                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The balance sheet of Captec Franchise Capital Partners L.P. III (the "Partnership") as of June 30, 1997 and the statements of operations and cash flows for the periods ending June 30, 1997 and 1996 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Partnership's report on Form 10-KSB for the fiscal year ended December 31, 1996.

     When used in this discussion, the words, "intends", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the following: (I) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be able to be sold at the presently anticipated prices and times.

     As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. These forward-looking statements speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                 Captec Franchise Capital Partners L.P. III
                                Balance Sheet
                                June 30, 1997
                                 (Unaudited)



                                   Assets
Cash                                                      $   252,853
Investment in property under leases:
   Operating leases, net                                   14,557,320
   Financing leases, net                                    2,697,900
Accounts receivable                                               114
Unbilled rent                                                 294,384
Due from related parties                                       10,189
                                                          -----------
Total assets                                              $17,812,760
                                                          ===========

                        Liabilities & Partners' Capital

Liabilities:
   Accounts payable                                       $     5,881
   Due to related parties                                     470,911
   Security deposits held on leases                            59,329
                                                          -----------

Total liabilities                                             536,121
                                                          -----------

Partners' Capital:
Limited partners' capital accounts                         17,251,313
General partners' capital accounts                             25,326
                                                          -----------

Total partners' capital                                    17,276,639
                                                          -----------

Total liabilities & partners' capital                     $17,812,760
                                                          ===========



The accompanying notes are an integral part of the financial statements.

                   Captec Franchise Capital Partners L.P. III
                            Statement of Operations
            for the three month periods ended June 30, 1997 and 1996
                                  (Unaudited)


                                                     1997        1996

Operating revenue:
   Rental income                                 $429,622    $216,890
   Finance income                                  86,311      89,732
                                                 --------    --------
          Total operating revenue                 515,933     306,622
                                                 --------    --------

Operating costs and expenses:
   Depreciation                                    52,357      63,750
   General and administrative                      17,615      17,111
                                                 --------    --------

          Total operating costs and expenses       69,972      80,861
                                                 --------    --------

          Income from operations                  445,961     225,761
                                                 --------    --------

Other income (expense):
   Interest income                                 29,903      33,295
   Interest expense                                (5,631)          0
   Other                                              128          96
                                                 --------    --------

          Total other income, net                  24,400      33,391
                                                 --------    --------

Net income                                        470,361     259,152

Net income allocable to general partners            4,704       2,592
                                                 --------    --------

Net income allocable to limited partners         $465,657    $256,560
                                                 ========    ========
Net income per limited partnership unit          $  23.28    $  18.67
                                                 ========    ========

Weighted average number of limited partnership
   units outstanding                               20,000      13,744
                                                 ========    ========



The accompanying notes are an integral part of the financial statements.

                   Captec Franchise Capital Partners L.P. III
                            Statement of Operations
             for the six month periods ended June 30, 1997 and 1996
                                  (Unaudited)


                                                     1997        1996

Operating revenue:
   Rental income                                 $822,737    $335,107
   Finance income                                 170,803     162,665
                                                 --------    --------
          Total operating revenue                 993,540     497,772
                                                 --------    --------

Operating costs and expenses:
   Depreciation                                   101,188      85,344
   General and administrative                      63,124      31,910
                                                 --------    --------

          Total operating costs and expenses      164,312     117,254
                                                 --------    --------

          Income from operations                  829,228     380,518
                                                 --------    --------

Other income (expense):
   Interest income                                 58,573      52,449
   Interest expense                                (5,712)          0
   Other                                              440       1,003
                                                 --------    --------

          Total other income, net                  53,301      53,452
                                                 --------    --------

Net income                                        882,529     433,970

Net income allocable to general partners            8,825       4,340
                                                 --------    --------

Net income allocable to limited partners         $873,704    $429,630
                                                 ========    ========

Net income per limited partnership unit          $  43.69    $  37.40
                                                 ========    ========

Weighted average number of limited partnership
   units outstanding                               20,000      11,486
                                                 ========    ========



The accompanying notes are an integral part of the financial statements.

                   Captec Franchise Capital Partners L.P. III
                            Statement of Cash Flows
             for the six month periods ended June 30, 1997 and 1996
                                  (Unaudited)


                                                    1997        1996

Cash flows from operating activities:
   Net Income                                    $882,529    $433,970
   Adjustments to net income:
        Depreciation                              101,188      85,345
        Increase in unbilled rent                 (83,711)    (66,275)
        Decrease (increase) in receivables          1,845     (11,834)
        Increase (decrease) in payables           (42,887)    478,588
        Security deposits received                 (6,624)     24,854
                                                 --------  ----------
Net cash provided by operating activities         852,340     944,648
                                                 --------  ----------

Cash flows from investing activities:
   Purchase of real estate for operating lease (1,865,965) (4,008,569)
   Reduction of construction loan draws           939,778           0
   Purchase of equipment for financing leases           0    (958,288)
   Reduction of net investment in financing le    207,851     129,644
                                                 --------  ----------

Net cash used in investing activities            (718,336) (4,837,213)
                                                 --------  ----------

Cash flows from financing activities:
   Decrease in due from related parties            10,400           0
   Increase in due to related parties             463,183           0
   Issuance of limited partnership units                0   9,110,562
   Offering costs                                       0  (1,168,083)
   Distributions to limited partners           (1,044,909)   (486,325)
                                                ---------  ----------

Net cash provided by financing activities        (571,326)  7,456,154
                                                 --------  ----------

Net increase in cash                             (437,322)  3,563,589

Cash, beginning of period                         690,175   1,283,655
                                                 --------  ----------

Cash, end of period                              $252,853  $4,847,244
                                                 ========  ==========



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

    The Partnership commenced a public offering of limited partnership interests ("Units") on August 12, 1994. A minimum of 1,150 Units and a maximum of 20,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on January 24, 1995, at which time funds totaling $1,155,255 were released from escrow and the Partnership immediately commenced operations. At June 30, 1997, the Partnership had accepted subscriptions for the entire 20,000 Units, and funds totaling $20,000,000.

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

    The Partnership distributed approximately $542,000 during the three month period ended June 30, 1997, representing quarterly distributions of cash flow from operations for the quarter ended March 31, 1997 and elective monthly distributions for the current quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    Organization and offering expenses, excluding selling commissions, were initially paid by the General Partners and/or their Affiliates and were reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates were paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering. There were no organizational and offering costs paid during the three month period ended June 30, 1997.

    The Partnership also paid to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all Units placed by them directly. There were no commissions paid or incurred during the three month period ended June 30, 1997. The Sponsor had also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

    An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .0624% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering
    similar services.   Acquisition fees paid by the Partnership during the
    three month period ended June 30, 1997 were $7,768.

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

    A subordinated asset management fee is charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, noncompounded return of ten percent (10%) per annum on their adjusted invested capital. There were $5,623 of subordinated asset management fees paid to the Sponsor during the three month period ended June 30, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidations during the six month period ended June 30, 1997.

    The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of eleven percent (11%) per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. There were no real estate liquidations during the six month period ended June 30, 1997.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.


4.   LAND AND BUILDING SUBJECT TO OPERATING LEASES:

    The net investment in operating leases as of June 30, 1997 is comprised of the following:


                     Land                          $5,682,875
                     Building and improvements      9,123,882
                                                   ----------
                                                   14,806,757

                  Less accumulated depreciation      (249,437)
                                                  -----------

                  Total                           $14,557,320
                                                  ===========


    At June 30, 1997 the Partnership had completed all investments in properties under construction. At June 30, 1997, the Partnership had no unfunded commitments on properties under construction.

    The following is a schedule of future minimum lease payments to be received on the operating leases as of June 30, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


4.   LAND AND BUILDING SUBJECT TO OPERATING LEASES, CONTINUED:


                            1997        $   783,380
                            1998          1,578,452
                            1999          1,595,008
                            2000          1,616,709
                            2001          1,655,796
                            Thereafter   23,725,711
                                        -----------

                            Total       $30,955,056
                                        ===========



5.   NET INVESTMENT IN FINANCING LEASES:

    The net investment in financing leases as of June 30, 1997 is comprised of the following:


                Minimum lease payments to be received  $3,200,892
                Estimated residual value                  252,730
                                                       ----------

                Gross investment in financing leases    3,453,622
                Less unearned income                     (755,722)
                                                       ----------

                Net investment in financing leases     $2,697,900
                                                       ==========

             The following is a schedule of future minimum lease payments to be received on the direct financing leases as of June 30, 1997:

                1997                                   $  427,511
                1998                                      814,904
                1999                                      806,823
                2000                                      609,582
                2001                                      269,333
                Thereafter                                272,739
                                                       ----------

                Total                                  $3,200,892
                                                       ==========



6.   SUBSEQUENT EVENT:

    On July 15, 1997, the Partnership made a distribution to its limited partners totaling approximately $479,856, which represented the aggregate quarterly distribution of cash flow from operations for the quarter ended June 30, 1997 in the amount of $550,000 less $70,144 of elective monthly distributions previously distributed during that quarter.

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

     At June 30, 1997, the Partnership had invested in eleven net leased real estate properties and ten equipment packages in amounts totaling approximately $17,946,535, including capitalized acquisition fees.

     On April 2, 1997, the Partnership provided funding in the amount of $194,197 for the re-imaging of the Kettle Restaurant located in Virginia Beach, Virginia to a Denny's Restaurant (the "Virginia Beach Property"). The Partnership provided funding for the reimaging and acquisition fees by borrowing the funds from Captec Net Lease Realty, a Michigan corporation and an affiliate of the Managing General Partner ("CNLR"). The Virginia Beach Property is currently being operated as a Denny's Restaurant. The Partnership entered into the First Amendment to the Lease Agreement with DenAmerica Corp., a Delaware corporation, ("DenAmerica") whereby DenAmerica shall pay minimum annual rent in an amount equal to $106,244, payable in equal monthly installments of $8,854. The option price that DenAmerica shall pay for the Virginia Beach Property will be equal to the greater of (a) the then fair market value of the Virginia Beach Property as determined as described in the Lease Agreement dated August 25, 1995 (the "Lease") or (b) $1,192,534. In all other respects the Lease shall remain unchanged and in full force and effect.

     On May 21, 1997, the Partnership made the final disbursement to Corral South Store 3, Inc., a Florida corporation ("Corral South 3") under the agreement dated August 6, 1997, for the construction of a Golden Corral restaurant (the "Golden Corral Property"). The total purchase price of the Golden Corral Property was $1,600,000. Of the $1,600,000 total purchase price, $1,262,000 was made in cash from offering proceeds, $113,000 of borrowed proceeds from Captec Financial Group, Inc., Michigan corporation ("CFG") and an affiliate of the Managing General Partner, and $225,000 of borrowed proceeds from CNLR.

     On July 25, 1997, the Partnership sold an undivided 34.375% interest in the Golden Corral Property, as a tenant in common to Captec Franchise Capital Partners L.P. IV, a Delaware limited partnership and an affiliate of the Managing General Partner for $550,000. The proceeds of the sale were used to retire the debt owed to CFG and CNLR. Interest paid on the loans at June 30, 1997 was $8,345.

     The Partnership had cash totaling $252,853 as of June 30, 1997, none of which is available for investment. The Partnership presently does not have any existing investment commitments.

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

     During the three month period ending June 30, 1997, the Partnership did not acquire any additional properties. The number of Properties and/or the amount of Equipment to be acquired will depend upon the additional debt.

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


RESULTS OF OPERATIONS:

     For the six month period ended June 30, 1997 the Partnership earned revenues totaling approximately $1,053,000, compared to approximately $551,000 for the corresponding period of the preceding year. The increase in year-to-date revenues over the prior year's period (91%) was due to the effect of the Partnership's additional investment in income producing triple net leased real estate properties and full payout equipment leases.

     For the six month period ended June 30, 1997, the Partnership incurred expenses totaling approximately $170,000, compared to approximately $117,000 for the corresponding period of the preceding year. The increase in year-to-date expenses over the prior year's period (45%) was due to the same effects which produced the increase in revenues. This growth caused corresponding increases in depreciation expense (due to the growth in depreciable assets) and general and administrative expenses.

     For the six month period ended June 30, 1997, the Partnership earned net income of approximately $883,000, compared to approximately $434,000 for the corresponding period of the previous year. The increase in year-to-date net income over the prior year's period (103%) was primarily due to the increase in revenues discussed above.

     Based upon the results of operations for the three month period ended June 30, 1997, the Partnership distributed to its limited partners a total of $550,000 representing cash flow from operations for that period. These amounts were distributed as follows: $34,609 paid in April 1997 and $35,763 paid in May 1997 to investors that have elected to receive monthly distributions and $479,628 paid in July 1 1997 to all investors. On a comparative basis, the Partnership distributed to its limited partners a total of $370,000 for the corresponding three month period of the preceding year. The increase in distributions over the prior year's period (48%) was due to the increase in net income discussed above and the reduction in net investment in financing leases (i.e. capital returned on equipment lease investments) resulting from the growth in the equipment lease portfolio.

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

                      27    Financial Data Schedule

                   (b)  Reports on Form 8-K.  There were no reports on Form
                   8-K filed during the three month period ending June 30, 1997.

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


                                By: Captec Franchise Capital Corporation III Managing General Partner of
                                     Captec Franchise Capital Partners L.P. III



                                By:  /s/ W. Ross Martin
                                   --------------------------------------------
                                     W. Ross Martin
                                     Chief Financial Officer and Vice President,
                                     a duly authorized officer

                                Date: August 14, 1997

                              INDEX TO EXHIBITS


EXHIBIT NO.                                      DESCRIPTION

    27                                           Financial Data Schedule