Form 10QSB
period 1997-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1997-11-14
CIK 921794

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                              -------------------------------------

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    EXCHANGE ACT

For the transition period from                 to
                              -----------------  ------------------

Commission file number 33-77510-C
                       --------------------------------------------

          Captec Franchise Capital Partners L.P. III
-------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


       Delaware                           38-3160141
-------------------------------------------------------------------
       (State or other jurisdiction       (IRS Employer
       of incorporation or organization)  Identification Number)


               24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                P.O. Box 544, Ann Arbor, Michigan  48106-0544
-------------------------------------------------------------------
                  (Address of principal executive offices)
                               (313)  994-5505
-------------------------------------------------------------------
                         (Issuer's telephone number)


                               Not Applicable
-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              -----   -----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable
                                                    --------------

Transitional Small Business Disclosure Format (check one)   Yes     No  X
                                                               ----    ----

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB



PART I   FINANCIAL INFORMATION                                    Page
------------------------------


Item 1.  Financial Statements                                        1

         Balance Sheet, September 30, 1997                           2

         Statement of Operations for the three month periods
         ended September 30, 1997 and 1996                           3

         Statement of Operations for the nine month periods
         ended September 30, 1997 and 1996                           4

         Statement of Cash Flows for the nine month periods
         ended September 30, 1997 and 1996                           5

         Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        11


PART II OTHER INFORMATION
-------------------------

Item 1. Legal Proceedings                                           14

Item 2. Changes in Securities                                       14

Item 3. Defaults Upon Senior Securities                             14

Item 4. Submission of Matters to a Vote of Security Holders         14

Item 5. Other Information                                           14

Item 6. Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                          15
----------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
------- --------------------

     The balance sheet of Captec Franchise Capital Partners L.P. III (the "Partnership") as of September 30, 1997 and the statements of operations and cash flows for the periods ending September 30, 1997 and 1996 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

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

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                 BALANCE SHEET
                               September 30, 1997
                                  (Unaudited)


                                    ASSETS

Cash                                                  $       548,117
Investment in leases:
   Operating leases, net                                   13,931,548
   Financing leases, net                                    2,401,037
Accounts receivable                                            (1,054)
Unbilled rent                                                 341,297
Due from related parties                                       10,225
                                                      ---------------
Total assets                                          $    17,231,170
                                                      ===============

                        LIABILITIES & PAARTNERS'CAPITAL

Liabilities:
   Accounts payable                                   $         4,936
   Due to related parties                                      11,410
   Security deposits held on leases                            59,329
                                                      ---------------
Total liabilities                                              75,675
                                                      ---------------
Partners' Capital:
Limited partners' capital accounts                         17,125,869
General partners' capital accounts                             29,626
                                                      ---------------
Total partners' capital                                    17,155,495
                                                      ---------------
Total liabilities & partners' capital                 $    17,231,170
                                                      ===============



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF OPERATIONS
         for the three month periods ended September 30, 1997 and 1996
                                  (Unaudited)



                                                                       1997                 1996

Operating revenue:
   Rental income                                                  $    404,593        $    270,008
   Finance income                                                       83,251              86,749
                                                                  ------------        ------------
         Total operating revenue                                       487,844             356,757
                                                                  ============        ============
Operating costs and expenses:
   Depreciation                                                         53,772             (19,904)
   General and administrative                                           12,655              11,758
                                                                  ------------        ------------
         Total operating costs and expenses                             66,427              (8,146)
                                                                  ------------        ------------
         Income from operations                                        421,417             364,903
                                                                  ------------        ------------
Other income (expense):
   Gain on sale of equipment                                             9,299                 -
   Interest expense                                                     (2,559)             61,958
   Other                                                                 1,851              10,262
                                                                  ------------        ------------
         Total other income, net                                         8,591              72,220
                                                                  ------------        ------------
Net income                                                             430,008             437,123

Net income allocable to general partners                                 4,300               4,371
                                                                  ------------        ------------
Net income allocable to limited partners                          $    425,708        $    432,752
                                                                  ============        ============
Net income per limited partnership unit                           $      21.29        $      22.52
                                                                  ============        ============
Weighted average number of limited partnership
   units outstanding                                                    20,000              19,213
                                                                  ============        ============


The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF OPERATIONS
          for the nine month periods ended September 30, 1997 and 1996
                                  (Unaudited)



                                                                      1997                  1996

Operating revenue:
   Rental income                                                  $  1,227,330        $    602,516
   Finance income                                                      254,054             252,014
                                                                  ------------        ------------
         Total operating revenue                                     1,481,384             854,530
                                                                  ------------        ------------
Operating costs and expenses:
   Depreciation                                                        154,960              65,441
   General and administrative                                           75,779              43,668
                                                                  ------------        ------------
         Total operating costs and expenses                            230,739             109,109
                                                                  ------------        ------------
         Income from operations                                      1,250,645             745,421
                                                                  ------------        ------------
Other income (expense):
   Gain on sale of equipment                                             9,299                 -
   Interest income                                                      50,302             114,406
   Other                                                                 2,292              11,266
                                                                  ------------        ------------
         Total other income, net                                        61,893             125,672
                                                                  ------------        ------------
Net income                                                           1,312,538             871,093

Net income allocable to general partners                                13,125               8,711
                                                                  ------------        ------------
Net income allocable to limited partners                          $  1,299,413        $    862,382
                                                                  ============        ============
Net income per limited partnership unit                           $      64.97        $      61.24
                                                                  ============        ============
Weighted average number of limited partnership
   units outstanding                                                    20,000              14,081
                                                                  ============        ============



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF CASH FLOWS
          for the nine month periods ended September 30, 1997 and 1996
                                  (Unaudited)



                                                                       1997                1996

Cash flows from operating activities:
   Net Income                                                     $  1,312,538        $    871,093
   Adjustments to net income:
        Depreciation                                                   154,960              65,441
        Increase in unbilled rent                                     (130,624)           (111,971)
        Gain on sale of equipment                                       (9,299)                -
        Decrease (increase) in receivables                               3,013             (16,041)
        Increase  in payables                                               84             325,508
        Increase (decrease) in prepaid rents                           (43,916)             49,974
        Security deposits received(earned)                              (6,624)             38,584
                                                                  ------------        ------------
Net cash provided by operating activities                            1,280,132           1,222,588
                                                                  ------------        ------------
Cash flows from investing activities:
   Purchase of real estate for operating leases                     (1,865,965)         (9,537,532)
   Disposition of real estate for operating leases                     572,000                 -
   Reduction of construction loan draws                                939,778            (685,126)
   Purchase of equipment for financing leases                              -            (1,357,856)
   Proceeds from sale of equipment                                      15,842                 -
   Reduction of net investment in financing leases                     498,171             229,625
                                                                  ------------        ------------
Net cash used in investing activities                                  159,826         (11,350,889)
                                                                  ------------        ------------
Cash flows from financing activities:
   Decrease in due from related parties                                 10,364                 -
   Increase in due to related parties                                    3,682                 -
   Issuance of limited partnership units                                   -            12,584,631
   Offering costs                                                          -            (1,626,915)
   Distributions to limited partners                                (1,596,062)           (879,167)
                                                                  ------------        ------------
Net cash provided by financing activities                           (1,582,016)         10,078,549
                                                                  ------------        ------------
Net increase in cash                                                  (142,058)            (49,752)

Cash, beginning of period                                              690,175           1,283,655
                                                                  ------------        ------------
Cash, end of period                                               $    548,117        $  1,233,903
                                                                  ============        ============

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

    The Partnership commenced a public offering of limited partnership interests ("Units") on August 12, 1994. A minimum of 1,150 Units and a maximum of 20,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on January 24, 1995, at which time funds totaling $1,155,255 were released from escrow and the Partnership immediately commenced operations. At September 30, 1997, the Partnership had accepted subscriptions for the entire 20,000 Units, and funds totaling $20,000,000.

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

     E   INCOME TAXES:   No provision for income taxes is included in the
         accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns.

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

     The Partnership distributed approximately $551,153 during the three month period ended September 30, 1997, representing quarterly distributions of cash flow from operations for the quarter ended June 30, 1997 and elective monthly distributions for the current quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    Organization and offering expenses, excluding selling commissions, were initially paid by the General Partners and/or their Affiliates and were reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates were paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering. There were no organizational and offering costs paid during the three month period ended September 30, 1997.

    The Partnership also paid to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all Units placed by them directly. There were no commissions paid or incurred during the three month period ended September 30, 1997. The Sponsor had also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

    An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .0624% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering
    similar services.   There were no acquisition fees paid by the Partnership
    during the three month period ended September 30, 1997. The Partnership received reimbursement of acquisition fees of $22,000 from an affiliate of the General Partners for the partial sale of a real estate property.

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

    A subordinated asset management fee is charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, noncompounded return of ten percent (10%) per annum on their adjusted invested capital. There were $5,779 of subordinated asset management fees paid to the Sponsor during the three month period ended September 30, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There was one equipment liquidation during the nine month period ended September 30, 1997. The equipment liquidation fees paid during the nine month period ended September 30, 1997 were $475.

    The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of eleven percent (11%) per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. There were no real estate liquidations during the nine month period ended September 30, 1997.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.


4.  LAND AND BUILDING SUBJECT TO OPERATING LEASES:

    The net investment in operating leases as of September 30, 1997 is comprised of the following:


                   Land                           $5,309,287
                   Building and improvements       8,925,470
                                                  -----------
                                                  14,234,757
                   Less accumulated depreciation   (303,209)
                                                  -----------

                   Total                          $13,931,548
                                                  ===========


    At September 30, 1997 the Partnership had completed all investments in properties under construction. At September 30, 1997, the Partnership had no unfunded commitments on properties under construction.

    The following is a schedule of future minimum lease payments to be received on the operating leases as of September 30, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         NOTES TO FINANCIAL STATEMENTS


4.   LAND AND BUILDING SUBJECT TO OPERATING LEASES, CONTINUED:


        1997                                            $   348,115
        1998                                              1,518,499
        1999                                              1,535,055
        2000                                              1,556,756
        2001                                              1,595,843
        Thereafter                                       22,649,764
                                                        -----------

        Total                                           $29,205,675
                                                        ===========



5.  NET INVESTMENT IN FINANCING LEASES:

    The net investment in financing leases as of September 30, 1997 is comprised of the following:


        Minimum lease payments to be received           $2,800,064
        Estimated residual value                           241,327
                                                        ----------

        Gross investment in financing leases             3,041,391
        Less unearned income                              (640,354)
                                                        ----------

        Net investment in financing leases              $2,401,037
                                                        ==========


    The following is a schedule of future minimum lease payments to be received on the direct financing leases as of September 30, 1997:

        1997                                            $  195,260
        1998                                               753,603
        1999                                               745,522
        2000                                               563,606
        2001                                               269,333
        Thereafter                                         272,740
                                                        ----------

        Total                                           $2,800,064
                                                        ==========



6.  SUBSEQUENT EVENT:

    On October 15, 1997, the Partnership made a distribution to its limited partners totaling approximately $478,474, which represented the aggregate quarterly distribution of cash flow from operations for the quarter ended September 30, 1997 in the amount of $549,999 less $71,525 of elective monthly distributions previously distributed during that quarter.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

LIQUIDITY AND CAPITAL COMMITMENTS:
---------------------------------

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

     At September 30, 1997, the Partnership had invested in eleven net leased real estate properties and nine equipment packages in amounts totaling approximately $17,365,396, including capitalized acquisition fees.

     On July 25, 1997, the Partnership sold an undivided 34.375% interest in the Golden Corral Property, as a tenant in common to Captec Franchise Capital Partners L.P. IV, a Delaware limited partnership and an affiliate of the Managing General Partner for $550,000. The proceeds of the sale were used to retire the debt owed to CFG and CNLR. Interest paid on the loans at September 30, 1997 was $8,345.

     Roasters Corp. assigned all their right, title and interest in and to the lease dated July 26, 1995 ("the Lease") to KRR Nashanooga, Inc. as of May 29, 1996. On October 11, 1996, the Partnership consented to an assignment of a lease from KRR Nashanooga, Inc. Corporation to BC Superior L.L.C., a Delaware limited liability company ("BC Superior"). The headquarter officess of BC Superior are located at 5454 Wisconsin Ave., Suite 810, Chevy Chase, Maryland. The equipment is currently being used in the operation of a Boston Market restaurant located at 5390 Highway 153, Chattanooga, Tennessee. Under the terms of Lease Transfer and Assumption Agreement dated October 11, 1997, KRR Nashonooga, Inc. sold, transfered and conveyed, assigned and delivered all right, title and interest in and to the Lease. At the time of the transfer, there were 69 successive monthly rentals due in the amount of $4,393 due on the 15th of each month. All terms of the Lease remain unchanged. Roasters Corp. acknowledges that its obligations to the Partnership under the Lease shall continue in full force and effect. In the event of any default or breach by BC Superior under the Lease, the obligations of Roasteres Corp. to the Partnership shall be as fully extensive as BC Superior's obligations to Lessor.

     On August 4, 1997, the Partnership sold the equipment that was used in the operation of an Arby's Restaurant located at 912 Mabe Blvd., Greenville, North Carolina (the "Arby's Equipment'). The equpment was purchased on December 29, 1995, for a total cost of $228,055 and was leased to Charmes, Inc., a North Carolina corporation. The Partnership received 21 rental payments totaling $107,277 from Charmes, Inc. In addition, the Partnership received $199,399 in sale proceeds from Charmes, Inc. The internal rate of return to the Partnership on the investment of the Arby's Equipment is 17.17%. The Partnership intends to use the proceeds of the sale to invest in additional assets.

     The Partnership had cash totaling $548,117 as of September 30, 1997, of which $183,986 is available for investment. The Partnership presently does not have any existing investment commitments.

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

     During the three month period ending September 30, 1997, the Partnership did not acquire any additional properties. The number of Properties and/or the amount of Equipment to be acquired will depend upon the additional debt.

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


RESULTS OF OPERATIONS:
---------------------

     For the nine month period ended September 30, 1997 the Partnership earned revenues totaling approximately $1,543,277, compared to approximately $980,202 for the corresponding period of the preceding year. The increase in year-to-date revenues over the prior year's period (57%) was due to the effect of the Partnership's additional investment in income producing triple net leased real estate properties and full payout equipment leases.

     For the nine month period ended September 30, 1997, the Partnership incurred expenses totaling approximately $230,739, compared to approximately $109,109 for the corresponding period of the preceding year. The increase in year-to-date expenses over the prior year's period (111%) was due to the same effects which produced the increase in revenues. This growth caused corresponding increases in depreciation expense (due to the growth in depreciable assets) and general and administrative expenses.

     For the nine month period ended September 30, 1997, the Partnership earned net income of approximately $1,312,538, compared to approximately $871,093 for the corresponding period of the previous year. The increase in year-to-date net income over the prior year's period (51%) was primarily due to the increase in revenues discussed above.

     Based upon the results of operations for the three month period ended September 30, 1997, the Partnership distributed to its limited partners a total of $549,999 representing cash flow from operations for that period. These amounts were distributed as follows: $35,763 paid in August 1997, and $35,763 paid in September 1997, to investors that have elected to receive monthly distributions; and $478,473 paid in October 1997, to all investors. On a comparative basis, the Partnership distributed to its limited partners a total of $485,000 for the corresponding three month period of the preceding year.
The increase in distributions over the prior year's period (13%) was due to the increase in net income discussed above and the reduction in net investment in financing leases (i.e. capital returned on equipment lease investments) resulting from the growth in the equipment lease portfolio.

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

         (a) Exhibits.

             No. Exhibit
             --- -------
             4   Agreement of Limited Partnership of Registrant
                 (Incorporated by reference from Exhibit A of the final Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No. 33-77510C).

             27  Financial Data Schedule

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three month period ending September 30, 1997.

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


                                By: Captec Franchise Capital Corporation III Managing General Partner of
                                Captec Franchise Capital Partners L.P. III



                                By:  /w/ W. Ross Martin
                                ------------------------------------------
                                W. Ross Martin
                                Chief Financial Officer and Vice President
                                a duly authorized officer

                                Date:  November 14, 1997