Form 10KSB40
period 1997-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1998-03-31
CIK 921794

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)                        FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

                                     OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

           For the Transition period from                to
                                         --------------    ----------------

                      Commission file number 33-77510C

                 CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                 ------------------------------------------
               (Name of small business issuer in its charter)



       Delaware                                                  38-3160141
-----------------------------                               -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


24 Frank Lloyd Wright Drive, Lobby L, 4th Floor, P.O. Box 544, Ann Arbor, Michigan                  48106-0544
--------------------------------------------------------------------------------------------------------------
                   (Address of principal executive offices)                                         (Zip Code)

Issuer's telephone number:  (734) 994-5505
Securities registered under Section 12(b) of the Exchange Act:          None
                                                                        ----
Securities registered under Section 12(g) of the Exchange Act           Units of limited partnership
                                                                        interest ($1,0000)
                                                                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

At December 31, 1997 subscriptions for 20,000 units of limited partnership interest (the "Units") had been accepted, representing an aggregate amount of $20,000,000. At December 31, 1997, 19,963 Units were issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

                     DOCUMENTS INCORPORATED BY REFERENCE
A portion of the Prospectus of the Registrant dated August 12, 1994, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-77510C, and is incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                              TABLE OF CONTENTS



                                                                                                                          Page
                                                          PART I
Item 1.       Description of Business ......................................................................................     1
Item 2.       Description of Properties  ...................................................................................     3
Item 3.       Legal Proceedings ............................................................................................    19
Item 4.       Submission of Matters to a Vote of Security Holders   ........................................................    19

                                                      PART II

Item 5.       Market for Registrant's Limited Partnership Interests
              and Related Security Holder Matters...........................................................................    20
Item 6.       Management's Discussion and Analysis or Plan of Operation.....................................................    20
Item 7.       Financial Statements  ........................................................................................    22
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........................................................................    22

                                                     PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act    .........................................................    23
Item 10.      Executive Compensation........................................................................................    24
Item 11.      Security Ownership of Certain Beneficial Owners and Management ...............................................    24
Item 12.      Certain Relationships and Related Transactions ...............................................................    24
Item 13.      Exhibits and Reports on Form 8-K..............................................................................    26

SIGNATURES        ..........................................................................................................    27

INDEX TO EXHIBITS .......................................................................................................... E - i

INDEX TO FINANCIAL STATEMENTS .............................................................................................. F - i

                                    PART I
                                    ------

ITEM 1.  DESCRIPTION OF BUSINESS.

         Captec Franchise Capital Partners L.P. III (the "Partnership") is a Delaware limited partnership formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties ("Properties") and equipment ("Equipment") which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such Properties (a "Triple Net Lease"). The general partners of the Partnership are Captec Franchise Capital Corporation III (the "Managing General Partner") and Patrick L. Beach, an individual (collectively, the "General Partners"). The Managing General Partner is a Michigan corporation which is a wholly-owned subsidiary of Captec Financial Group, Inc. (the "Captec Group").

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

         Pending sale of the Minimum Number of Units, subscribers' funds were forwarded to Michigan National Bank, Farmington Hills, Michigan, as escrow agent (the "Escrow Agent"), and were held by the Escrow Agent in one or more interest-bearing accounts. On January 24, 1995, the Partnership broke impound, at which time funds totaling $1,155,255 were released from escrow and the Partnership immediately commenced operations. The Offering reached final funding in August, 1996, with subscriptions for the entire 20,000 Units and funds from 1,392 limited partners totaling $20,000,000. During December, 1997, the Partnership repurchased a total of 37 Units for $31,450, or 85% of the investor's capital account, pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At December 31, 1997, the Partnership had 19,963 Units issued and outstanding.

         The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of cash flow generated by the Partnership's leases; (iii) capital appreciation of Partnership properties; (iv) generation of increased income and protection against inflation through contractual escalation of base rents or participation in gross revenues of lessees of Partnership properties; and (v) deferred taxation of Partnership cash distributions of the Partnership for limited partners of the Partnership (the "Limited Partners").

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

The following is a summary description of the Property and Equipment leases as of December 31, 1997.

                      LEASE INFORMATION                                           ASSET INFORMATION       RENTAL INFORMATION

REAL ESTATE

                                                                                    Total
                                                                                  Asset Cost                   Date of
                                                                                  Including   Asset              Next      Annual
                                 Concept                   Date of    Date of    Acquisition  State    Monthly   Rent      Rate of
     Lessee Name                  Name          Industry   Commence  Expiration      Fees    Location   Rent   Increase  Increase(7)
     -----------                  ----          --------   --------  ----------      ----    --------   ----   --------  -----------
Platinum Properties, LLC        Boston Market   Restaurant    2/1/95   10/1/09   $ 1,040,000    NC   $  9,631      2/1/98   2.50%
America's Favorite Chicken Co.  Church's        Restaurant   11/1/95   11/1/15       655,200    TX      5,775     11/1/00   1.92%
Gourmet Systems, Inc.           Applebee's      Restaurant    8/1/95    8/1/15     1,708,060    IL     15,949      8/1/98   3.00%
DenAmerica Corp.                Denny's         Restaurant   10/1/96    9/1/15     1,023,090    VA      8,854      9/1/00   3.00%
Red Robin International, Inc.   Red Robin       Restaurant    4/1/96    4/1/16     2,819,849    TX     25,476      4/1/98   2.50%
BC Northwest, Inc.              Boston Market   Restaurant   10/1/96    1/1/11     1,092,000    WA      9,188     10/1/01   1.92%
New Jersey Rose, LLC            Boston Market   Restaurant    7/1/96    7/1/11     1,188,720    NJ     10,001      7/1/01   1.92%
Foodmaker, Inc.                 Jack in Box     Restaurant   10/1/96   10/1/14       977,600    TX      8,225  (2)10/1/01   1.92%
Hollywood Entertainment Corp.   Hollywood Video Retail        9/1/96    5/1/11     1,092,000    OK      9,844  (3) 9/1/01   0.00%
Corral South Store #3, Inc.(1)  Golden Corral   Restaurant    6/1/97    6/1/17     1,092,000    FL      9,538      6/1/02   2.39%
DenAmerica Corp.                Black Eyed Pea  Restaurant   10/1/96   10/1/16     1,546,239    TX     13,164  (4)10/1/02   0.00%

                                                                                 $14,234,757         $125,645               1.96%


EQUIPMENT
                                                                                    Total
                                                                                  Asset Cost
                                                                                  Including
                                 Concept                   Date of    Date of    Acquisition  Asset    Monthly
     Lessee Name                  Name          Industry   Commence  Expiration      Fees    Location   Rent
     -----------                  ----          --------   --------  ----------      ----    --------   ----
The Snyder Group Company        Red Robin       Restaurant   5/15/95    5/15/00  $   780,000    CO   $ 16,988
BC Superior, LLC                Boston Market   Restaurant   8/15/95    8/15/02      259,155    TN      4,393
Drive Thru Realty LP            Checkers        Restaurant   10/1/95    10/1/00      208,000    MD      4,555
DenAmerica Corp.                Denny's         Restaurant  11/15/95   11/15/00      283,864    FL      5,404
Checkers Corp.                  Checkers        Restaurant   3/15/96    3/15/03      234,000    FL      4,050
The Green Team Restaurants      Denny's         Restaurant    5/1/96     5/1/01      356,495    OR      7,541
Cypress Partners 1995, Ltd.(5)  Denny's         Restaurant   3/15/96    3/15/01      367,793    FL      7,724
J.M.C. Limited Partnership      Applebee's      Restaurant   9/15/96    9/15/03      399,569    UT      6,624
Captec-Roasters, LLC(6)         KRR             Restaurant    5/1/97     3/1/03      241,765    AZ      6,869
                                                                                 $ 3,130,640         $ 64,147
TOTAL:                                                                           $17,365,397         $189,792



(1) The property is owned jointly between CFCP LPIII and LPIV. LPIII owns 65.625% of the total assets.
(2) Rent Increase equals the greater of CPI or 10.0%.
(3) Rent Increase equals the lesser of CPI or 12.0%.
(4) Rent Increase equals the lesser of CPI or 10.0%.
(5) Equipment sold on February 13, 1998.
(6) Defaulted as of 12/31/97
(7) Rate of increase was calculated on a compounded annual basis.


REAL ESTATE


         Boston Chicken Restaurant, Raleigh, North Carolina (Land and Building):
On January 31, 1995, the Partnership completed the acquisition of the land and a 3,007 square foot building comprising a Boston Market restaurant located at 4150 Fayetteville Road in Raleigh, North Carolina (the "North Carolina Property"). The North Carolina Property was constructed for its present use in 1994 and was fully operational at the time of the purchase. The Partnership purchased a fee simple interest in the North Carolina Property for a purchase price of $1,000,000.

        The North Carolina Property was purchased from, and leased back to, Platinum Properties, L.L.C., a North Carolina limited liability company ("Platinum"). Platinum, pursuant to consent from the Partnership, has sublet the North Carolina Property to Platinum Rotisserie Corp., an affiliate of the Platinum. Platinum Rotisserie Corp. operates the Boston Market restaurant pursuant to a franchise agreement with Boston Chicken, Inc. Platinum's obligations under the Platinum Lease (as that term is defined below) are guaranteed for the benefit of the Partnership by Platinum Rotisserie Corp. and Platinum Service Corp. (collectively the "Guarantors"). Platinum Service Corp., an affiliate of the Platinum, provides management services to Platinum Rotisserie Corp.

        Platinum and the Partnership have entered into the Partnership's standard form of lease (the "Platinum Lease") which lease term expires on September 30, 2009, followed by two (2) renewal options of five (5) years each. The annual rent was increased on February 1, 1997, pursuant to the terms of the Platinum Lease to $115,572, or $9,631 per month. The annual rent will be increased by two and one-half percent (2.5%) on each anniversary date of the Platinum Lease.

         Platinum has an option to purchase the North Carolina Property commencing on the first day following the fifth (5th) anniversary date of the Platinum Lease and expiring thirty (30) days thereafter or on the first day following the seventh (7th) anniversary date of the Platinum Lease and expiring thirty (30) days thereafter. The option price Platinum shall pay for the North Carolina Property shall be calculated using a ten and three-quarters percent (10.75%) capitalization rate applied to the annualized rental revenue for the North Carolina Property during the sixth year of the Platinum (if the option is exercised in the sixty-first month) or during the eighth year of the Platinum Lease (if the option is exercised in the eighty-fifth month).

         The current annual rent per square foot for the North Carolina Property is $38.43. The depreciable basis of the North Carolina Property for federal tax purposes is $555,000 and is being depreciated using the straight line method over 40 years; a rate of $14,231 per year.

         Applebee's Neighborhood Grill & Bar, Mt. Vernon, Illinois (Land and Building): On September 13, 1995, the Partnership executed an agreement pursuant to which it acquired, effective as of August 1, 1995, the land and 5,580 square foot building comprising an Applebee's Neighborhood Grill & Bar located at 105 Potomac Boulevard, Mt. Vernon, Illinois (the "Illinois Property"). The Partnership purchased a fee simple interest in the Illinois Property for a purchase price of $1,640,000, which is equal to the acquisition price paid by the affiliated party. The Partnership acquired the Illinois Property from an affiliated party which purchased the Illinois Property on July 24, 1995 from, and leased back to, Apple Partners Limited Partnership, an Ohio limited partnership ("Apple Partners"). The affiliated party received no fees or mark-up in connection with this transaction.

         The lease dated July 24, 1995 and entered into by Apple Partners and the affiliated party is the Partnership's standard form of lease and was assigned to the Partnership by the affiliated party on September 13, 1995 (the "Applebee's Lease"). According to the terms of the lease assignment, the Partnership received lease payments retroactive to August 1, 1995.

         On April 14, 1997, Apple Partners, Gourmet Systems, Inc., a Missouri corporation, located at 4551 West 107th Street, Suite 100, Overland Park, Kansas ("Gourmet Systems") and the Partnership entered into an Assignment and Assumption Agreement whereby Apple Partners assigned to Gourmet Systems all of its rights, title and interest under the Applebee's Lease. Under the Assignment and Assumption Agreement, the Partnership and Gourmet Systems released Apple Partners from all obligations under the Applebee's Lease. In addition, the following guarantors under the Applebee's Lease have been released from any and all liabilities and obligations in connection with the Applebee's Lease: Apple Partners, dirigiste I.M. Co., an Ohio corporation, Thomas K. DeNomme, an individual, Michelle J. DeNomme, an individual, Richard H. Adler, and individual, and Mary A. Adler, and individual. Gourmet Systems operates 38 Applebee's Grill & Bar in the Kansas City and Missouri markets under a franchise agreement . The Applebee's Lease term expires on August 23, 2014, with two (2) renewal options of five years each.

         The minimum annual rent in the first year of the Applebee's Lease was $180,400 per year or $15,033. The minimum annual rent will be increased by a minimum of 3% on August 1 of each year. However, in the event that Gourmet Systems gross annual sales attributable to the Illinois Property for the preceding calendar year, shall exceed $3,000,000, then the minimum annual rent for the Applebee's Lease year shall instead increase by the greater of: (a) six percent (6%) of such excess; or (b) three percent (3%) of the minimum annual rent for the preceding Applebee's Lease year. The minimum annual rent was increased pursuant to the terms of the Applebee's Lease on August 1, 1997 to $191,388 or $15,949 per month.

         Gourmet Systems has an option to purchase the Illinois Property commencing on the first day of the sixtieth (60) month of the Applebee's Lease and expiring ninety (90) days thereafter. The option purchase price Gourmet Systems must pay for the Illinois Property will be the greater of $1,640,000 (the price at which the Illinois Property was purchased by the Partnership) or the MAI appraised value at the time the option is exercised.

         The current annual rent per square foot for the Illinois Property is $34.30. The depreciable basis of the Illinois Property for federal tax purposes is $1,282,460 and is being depreciated using the straight line method over 40 years; a rate of $32,884 per year.

         Church's Chicken Restaurant, San Antonio, Texas (Land and Building): On October 23, 1995 the Partnership acquired the land and 1,850 square foot building comprising a Church's Chicken Restaurant located at 1003 S.E. Military Drive, San Antonio, Texas (the "San Antonio Property"). The San Antonio Property was constructed for its present use in August of 1995 and was fully operational at the time of the purchase. The San Antonio Property was purchased from, and leased back to America's Favorite Chicken Company, a Minnesota corporation ("AFC"). AFC operates and franchises quick-service restaurants under the primary trade names of Popeye's Famous Fried Chicken & Biscuits and Church's Chicken. The Partnership purchased a fee simple interest in the San Antonio Property for a purchase price of $630,000.

         AFC and the Partnership have entered into the Partnership's standard form of lease (the "AFC Lease"). The AFC Lease term expires on October 31, 2015 with four (4) renewal options of five (5) years each. The rent in the first through the fourth years of the AFC Lease is $69,300 per year, or $5,775 per month. The minimum annual rent will be increased on November 1, 1999 and every five (5) years thereafter. The minimum annual rent will be increased by ten percent (10%) on each adjustment date.

         AFC has an option to purchase the San Antonio Property commencing on the first day of the eighty-fifth (85th) month of the AFC Lease and expiring ninety (90) days thereafter. The option price AFC shall pay for the San Antonio Property shall be the greater of: (a) $756,000 or (b) one hundred twenty percent (120%) of the then current fair market value of the San Antonio Property. AFC has a right of first refusal to purchase the San Antonio Property if at any time during the AFC Lease Term, the Partnership receives a bona fide offer ("Offer") to purchase the San Antonio Property which the Partnership desires to accept. AFC shall have a one-time right to purchase the San Antonio Property at the same price and on the same terms as the Offer. In the event AFC accepts the Offer, AFC shall close on the purchase of the San Antonio Property within forty-five (45) days after the date of AFC's written notice of its election to exercise its right of first refusal.

         The current annual rent per square foot for the San Antonio Property is $37.46. The depreciable basis of the San Antonio Property for federal tax purposes is $504,000 and it is being depreciated using the straight line method over 40 years; a rate of $12,923 per year.

         Red Robin Grill & Spirits, Grapevine, Texas (Land and Building): On March 29, 1995 the Partnership acquired the land and 7,485 square foot building comprising a Red Robin Grill & Spirits restaurant located at 1701 William D. Tate Avenue, Grapevine, Texas (the "Grapevine Property"). The Grapevine Property was constructed for its present use in August of 1995 and was fully operational at the time of the purchase. The Grapevine Property was purchased from, and leased back to Red Robin International, Inc. a Nevada corporation ("Red Robin"). Red Robin operates and franchises casual dining restaurants under the primary trade name of Red Robin Restaurants. The Partnership purchased a fee simple interest in the Grapevine Property for a purchase price of $2,711,393.

         Red Robin and the Partnership have entered into the Partnership's standard form of lease (the "Red Robin Lease"). The Red Robin Lease term expires on March 31, 2016 with two renewal options of five years each. The rent in the first year of the Red Robin Lease was $298,253 per year, or $24,854 per month. The minimum annual rent shall be increased on April 1 of each year by 2.5%. The annual rent was increased pursuant to the terms of the Red Robin Lease on April 1, 1997, to $305,712 or $25,476 per month.

         Red Robin has an option to purchase the Grapevine Property during two "window periods;" the first window period commencing on April 1, 2000 and expiring on June 29, 2000, and the second window period commencing on April 1, 2003 and expiring on June 29, 2003. The option price Red Robin shall pay for the Grapevine Property is $3,211,861 if the option is exercised during the first window period, or $3,458,823 if the option is exercised during the second window period

         The current annual rent per square foot for the Grapevine Property is $40.84. The depreciable basis of the Grapevine Property for federal tax purposes is $1,611,393 and it is being depreciated using the straight line method over 40 years; a rate of $41,318 per year. Red Robin has deposited with the Partnership the amount of $24,854 as security for their faithful performance of the obligations under the Red Robin Lease.

         The Red Robin Lease contains a substitution option that in the event that Red Robin determines that the Grapevine Property is inadequate or unprofitable or the Grapevine Property is rendered unsuitable by condemnation or casualty, Red Robin may substitute another property having a Red Robin Grill & Spirits restaurant located thereon, of equal or greater current value. The substitute property shall be subject to the approval of the Partnership.

         Boston Market, Ewing Twp., New Jersey (Land and Building): On June 6, 1996, the Partnership acquired the land and 3,333 square foot building comprising a Boston Market restaurant located at 1729 North Olden Ave., Ewing Twp., New Jersey (the "New Jersey Property"). The New Jersey Property was constructed for its present use in May of 1996 and was fully operational at the time of the purchase. The New Jersey Property was purchased from BC Real Estate Investments, Inc., and leased to New Jersey Rose, L.L.C., a New Jersey limited liability company ("New Jersey Rose"). New Jersey Rose operates casual dining restaurants under the primary trade name of Boston Market. The Partnership purchased a fee simple interest in the New Jersey Property for a purchase price of $1,143,000.

         New Jersey Rose and the Partnership have entered into a lease (the "New Jersey Rose Lease") which commenced on July 1, 1996. The New Jersey Rose Lease term expires on July 1, 2011 with five renewal options of five years each. The rent in the first through fifth years of the New Jersey Rose Lease is $120,015 per year, or $10,001 per month. The annual rent shall be increased beginning on the sixth lease year to $132,017; beginning on the eleventh lease year to $142,275 and at the end of every five years thereafter by ten percent of the annual rent payable during the lease year immediately preceding. Beginning in the sixth year, and in addition to the annual rent provided above, New Jersey Rose shall pay percentage rent on an annual basis equal to the difference between five percent of "gross sales" (as defined in the lease) for such lease year minus the annual rent payable for such lease year. Boston Chicken, Inc. has unconditionally guaranteed all financial obligations of New Jersey Rose under the New Jersey Rose Lease. Boston Chicken, Inc. is the franchisor of Boston Market.

         New Jersey Rose has an option to purchase and first right of refusal to purchase the New Jersey Property. New Jersey Rose shall have the right to purchase the New Jersey Property on the same terms and conditions as set forth in the offer or New Jersey Rose may elect an alternate purchase price as follows: (a) during the first and second lease year the purchase price shall be an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised divided by 9.462%; (b) during the third lease year in an amount equal to the annual rent for lease year 3 divided by 9.978%; (c) during the fourth lease year in an amount equal to the annual rent for lease year four divided by 9.785% and (d) during lease year five in an amount equal to the annual rent for lease year five divided by 9.580%.

         New Jersey Rose shall have the option to purchase the New Jersey Property any time after the fifth year for the following option price: (a) if New Jersey Rose exercises its option to purchase during the sixth through eighth lease year, the option price shall be equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent; or (b) if New Jersey Rose exercises its option to purchase after the eighth lease year, the option purchase price shall be the greater of the fair market value of the New Jersey Property or an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent.

         The current annual rent per square foot for the New Jersey Property is $36.00. The depreciable basis of the New Jersey Property for federal tax purposes is $763,000 and it is being depreciated using the straight line method over 40 years, a rate of $19,564 per year.

         The New Jersey Rose Lease contains a substitution option that in the event that New Jersey Rose determines that the New Jersey Property is inadequate or unprofitable or is rendered unsuitable by condemnation or casualty, New Jersey Rose may substitute another property having a Boston Market restaurant located thereon, of equal or greater current value. The substitute property shall be subject to the approval of the Partnership.

         Hollywood Video, Enid, Oklahoma (Land and Building): On August 4, 1996, the Partnership acquired the land and a 7,500 square foot building comprising a Hollywood Video located at 3400 West

Owen K. Garriott Road, Enid, Oklahoma (the "Enid Property"). The Enid Property was constructed for its present use in June 1996 and was fully operational at the time of the purchase. The Partnership purchased a fee simple interest in the Enid Property from Terry S. Ward & Associates for $1,050,000 and assumed a lease between Caltex Entertainment, Ltd., a Texas limited partnership, and Hollywood Entertainment Corp., an Oregon corporation ( "Hollywood"). Hollywood is a retail chain that operates video rental stores under the trade name of Hollywood Video. The headquarters of Hollywood are located at 10300 S. W. Allen Blvd., Beaverton, Oregon 97005.

         The Partnership assumed the lease dated January 15, 1997 between Caltex Entertainment, Ltd. and Hollywood Entertainment Corporation, on July 31, 1996 (the "Hollywood Lease"). The Hollywood Lease term expires on May 10, 2011 with two renewal options of five years each. The rent in the first five years of the Hollywood Lease will be $118,125 per year, or $9,844 per month. The rent shall be increased on May 10, 2001 and on the first day of each renewal term by the percentage increase in the Consumer Price Index over the five year period preceding the increase date, but in no event more than twelve percent (12%). In the event the Consumer Price Index has decreased, the rent shall remain unchanged.

                  The current annual rent per square foot of the Enid Property is $15.75. The depreciable basis of the Enid Property is $842,700 and it is being depreciated using the straight-line method over 40 years at a rate of $21,608 per year.

         Denny's Restaurant, Virginia Beach, Virginia (Land and Building): On August 5, 1996, the Partnership acquired the land and 3,012 square foot building comprising a Kettle restaurant located at 5720 Northamton Road, Virginia Beach, Virginia (the "Virginia Beach Property"). The Partnership purchased a fee simple interest in the Virginia Beach Property from Captec Net Lease Realty, Inc., an affiliate of the General Partner for $789,543. On August 5, 1996, the Partnership took assignment of the lease entered into between the Partnership and Captec Net Lease Realty, Inc. and DenAmerica Corp., a Delaware corporation ("DenAmerica") dated August 25, 1996 (the "DenAmerica Lease"). DenAmerica franchises and operates casual dining restaurants under the primary trade name of Denny's. The DenAmerica Lease term expires on August 31, 2015, with two renewal options of five years each. The DenAmerica Lease provides for a one-time increase in the purchase price by up to $250,000 to cover costs actually incurred and paid by DenAmerica to third parties for additional improvements to the Virginia Beach Property. On April 2, 1997, the Partnership provided funding in the amount of $194,197, the actual cost of the re-imaging of the Kettle Restaurant to a Denny's.

         The Partnership entered into the First Amendment to the DenAmerica Lease dated April 2, 1997, which provides that DenAmerica will pay annual rent in the amount of $106,244, payable in equal monthly installments of $8,854. The annual rent shall increase by 10% on September 1, 2000 and every five years thereafter. In all other respects the DenAmerica Lease shall remain unchanged and in full force and effect. DenAmerica has an option to purchase the Virginia Beach Property commencing on September 1, 2000 and expiring 90 days thereafter for the greater of (a) the then fair market value of the Virginia Beach Property as determined pursuant to in the DenAmerica Lease or (b) $1,192,534. DenAmerica has deposited with the Partnership $7,106 as security for DenAmerica's faithful performance of DenAmerica's obligations under the DenAmerica Lease.

         The current annual rent per square foot on the Virginia Beach Property is $35.27. The depreciable basis of the Virginia Beach Property is $510,740 and is being depreciated using the straight-line method over 40 years at a rate of $13,096 per year.

         Golden Corral Restaurant, Lakeland, Florida (Land and Improvements): On August 6, 1996, the Partnership acquired the land with all improvements, including a building to be located thereon, located at 4532 South Florida Avenue, Lakeland, Florida (the "Lakeland Property"). The Partnership purchased the Lakeland Property from and leased it back to Corral South Store 3, Inc., a Florida corporation ("Corral South 3"). Corral South 3 operates casual dining restaurants under the primary trade name of Golden Corral Restaurants. The Partnership purchased a fee simple interest in the Lakeland Property for the total purchase price of $1,600,000. Corral South 3 completed construction of the 8,825 square foot building on February 3, 1997 and paid interim rent of $78,952 to the Partnership.

         The base term of the Corral South 3 Lease commenced on June 1, 1997 and shall expire 15 years thereafter with two renewal options of five years each. The annual rent on the Lakeland Property is $174,400, or $14,533 per month. The annual rent shall increase by 8% on June 1, 2002, and every five years thereafter by 8%. The annual rent per square foot on the Lakeland Property is $19.76.

         Corral South 3's obligations under the Corral South 3 Lease are guaranteed for the benefit of the Partnership by David C. Brown, an individual. David C. Brown is the sole stockholder of the Corral South 3. Corral South 3 has an option to purchase the Lakeland Property commencing on the sixty-first month of the base term of the Corral South 3 Lease. The option price shall equal the scheduled minimum annual rent during the sixth year of the base term divided by 0.10.

         Corral South 3 paid to the Partnership a construction funding fee equal to one half percent (.5%) of the purchase price or $8,000. The depreciable basis of the Lakeland Property is $1,135,000 and it will be depreciated using the straight-line method over 40 years at a rate of approximately $29,102 per year.

         On July 25, 1997, the Partnership sold an undivided 34.375% interest in the Golden Corral Property, as a tenant in common to Captec Franchise Capital Partners L.P. IV, a Delaware limited partnership and an affiliate of the Managing General Partner for $550,000. The Partnership's pro-rata share of the rent is $114,450 or $9,538 per month.

         Boston Market, S. Kent, Washington (Land and Building): On September 26, 1996, the Partnership acquired the land and 3,320 square foot building comprising a Boston Market restaurant located at 25947 Pacific Highway South, Kent, Washington (the "Washington Property"). The Washington Property was constructed for its present use in 1996 and was fully operational at the time of the purchase. The Washington Property was purchased from and leased back to BC Northwest, L.P., a Delaware limited partnership ("BC Northwest"). BC Northwest is a Franchise Area Developer which operates casual dining restaurants under the primary trade name of Boston Market. The Partnership purchased a fee simple interest in the Washington Property for a purchase price of $1,050,000.

         BC Northwest and the Partnership have entered into a lease commencing on October 1, 1996, (the "BC Northwest Lease"). The BC Northwest Lease term expires on September 26, 2011 with five renewal options of five years each. The rent in the first through the fifth years of the BC Northwest Lease is $110,250 per year, or $9,188 per month. The annual rent shall be increased beginning on the sixth lease year to $121,275; beginning on the eleventh lease year to $133,455 and at the end of every five years thereafter by ten percent of the annual rent payable during the lease year immediately preceding. Beginning in the sixth year, and in addition to the annual rent provided above, BC Northwest shall pay percentage rent on an annual basis equal to the difference between five percent of "gross sales" (as defined in the lease) for such lease year minus the annual rent payable for such lease year. BC Northwest's financial obligations under the lease are unconditionally guaranteed by Boston Chicken, Inc., a Delaware corporation and franchisor of Boston Market.

         BC Northwest has an option to purchase and first right of refusal to purchase the Washington Property. BC Northwest shall have the right to purchase the Washington Property on the same terms and conditions as set forth in the offer or BC Northwest may elect an alternate purchase price as follows: (a) during the first and second lease year the purchase price shall be an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised divided by 9.462%; (b) during the third lease year in an amount equal to the annual rent for lease year 3 divided by 9.978%;
(c) during the fourth lease year in an amount equal to the annual rent for lease year four divided by 9.785%, and (d) in lease year five in an amount equal to the annual rent for lease year five divided by 9.580%.

         BC Northwest has the option to purchase the Washington Property any time after the fifth year for the following option price: (a) if BC Northwest exercises its option at purchase during the sixth through eighth lease year, the option price shall be equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent; or (b) if BC Northwest exercises its option to purchase after the eighth lease year, the option purchase price shall be the greater of the fair market value of the Washington Property or an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent.

         The current annual rent per square foot for the Washington Property is $33.21. The depreciable basis of the Washington Property for federal tax purposes is $630,000 and it is being depreciated using the straight line method over 40 years, a rate of $16,154 per year.

         The BC Northwest Lease contains a substitution option that in the event that BC Northwest determines that the Washington Property is inadequate or unprofitable or is rendered unsuitable by condemnation or casualty, BC Northwest may substitute another property having a Boston Market restaurant located thereon, of equal or greater current value. The substitute property shall be subject to the approval of the Partnership.

         Jack-In-The-Box, Hurst, Texas (Land and Building) On September 27, 1996 the Partnership acquired the land and a 2,860 square foot building comprising a Jack-In-The-Box restaurant located at 320 Grapevine Highway, Hurst, Texas (the "Jack-In-The-Box Property"). The Jack-In-The-Box Property was constructed for its present use in May 1997 and was fully operational at the time of the purchase. The Jack-In-The-Box Property was purchased from and leased back to Foodmaker, Inc., a Delaware corporation ("Foodmaker"). Foodmaker operates and franchises casual dining restaurants under the primary trade name of Jack-In-The-Box. The Partnership purchased a fee simple interest in the Jack-In-The-Box Property for the purchase price of $940,000.

         Foodmaker and the Partnership have entered into the Partnership's standard form of lease (the "Foodmaker Lease") which commenced on October 1, 1996. The Foodmaker Lease term expires on September 30, 2014 with four renewal options of five years each. The annual rent in the first five years of the Foodmaker Lease is $98,700 per year, or $8,225 per month. The minimum annual rent shall be increased on October 1, 2001 and every five years thereafter by the greater of: (a) the percentage increase in the Consumer Price Index over the five year period preceding the increase date; or (b) ten percent (10%).

         Foodmaker has a continuing right of first refusal to purchase the Jack-In-The-Box Property in accordance with the same terms and conditions set forth in a bona fide offer that the Partnership desires to accept. The current annual rent per square foot on the Jack-In-The-Box Property is $34.51. The depreciable basis of the Jack-In-The-Box Property is $585,000 and it is being depreciated on a straight-line basis over a period of 40 years at a rate of $15,000 per year.

         Black-Eyed Pea, Plano, Texas (Land and Building): On September 30, 1996 the Partnership acquired the land and a 5,445 square foot building comprising a Black-Eyed-Pea restaurant located at 1905 Preston Boulevard, Plano, Texas (the "Black-Eyed Pea Property"). The Black-Eyed Pea Property was constructed for its present use in September 1996 and was fully operational at the time of the purchase. The Plano Property was purchased from and leased back to DenAmerica Corp., a Delaware corporation ("DenAmerica"). DenAmerica operates and franchises casual dining restaurants under the primary trade names of Denny's and Black-Eyed Pea. The Partnership purchased a fee simple interest in the Plano Property for the purchase price of $1,486,768.

         DenAmerica and the Partnership have entered into the Partnership's standard form of lease (the "Black-Eyed Pea Lease") which commenced on October 1, 1996. The Black-Eyed Pea Lease term expires on September 30, 2016 with two renewal options of five years each.

         The annual rent for the first seven years of the Black-Eyed Pea Lease is $157,969 or $13,164 per month. The minimum annual rent will be increased on October 1, 2003 and every five years thereafter by the percentage increase in the Consumer Price Index over the five year period preceding the increase date; provided that the increase does not exceed ten percent (10%). The current annual rent per square foot on the Plano Property is $29.01.

         The depreciable basis of the Plano Property is $661,768 and it is being depreciated on a straight-line basis over a period of 40 years at a rate of $16,968 per year.

         General Real Estate Lease Provisions: An affiliate of the Managing General Partner analyzed demographic, geographic and market diversification data for the areas in which each of the properties described in this Item 2, (collectively referred to as the "Properties") are located and reviewed the appraisals of the Properties and the analysis regarding comparable properties contained therein. Based upon the foregoing, the General Partners are unaware of any unfavorable competitive conditions regarding the Properties. All of the purchase prices were negotiated by an affiliate of the Managing General Partner, which considered factors such as the potential value of the site, the financial condition and business and operating history of the tenants and demographic data for the areas in which the Properties are located.

         The General Partners believe that the amount of insurance carried by the Tenants is adequate. The Partnership purchased the Properties with cash from offering proceeds. It is anticipated that the Properties will be leveraged as provided for in the Prospectus, however, the Partnership presently does not have a financing commitment. The Tenants paid all of the expenses incident to the closing of these transactions including, without limitation, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer.

         All of the Properties are subject to leases (collectively and singularly referred to as "Leases") which are triple net leases whereby the Tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs.

EQUIPMENT

         Red Robin Restaurant Equipment, Ft. Collins, Colorado: On May 10, 1995 the Partnership purchased restaurant equipment ("Ft. Collins Equipment") to be used in the operation of a new Red Robin Restaurant located at 701 E. Harmony Rd., Fort Collins, Colorado. The Ft. Collins Equipment was purchased from various vendors for a total cost of $750,000 and leased to The Snyder Group Company, a Delaware Corporation, DBA Red Robin Restaurant ("Snyder Group"). The Snyder Group owns and operates the Red Robin Restaurant under a franchise agreement.

         The Snyder Group and Partnership entered into the Partnership's standard form of lease ("Snyder Group Lease") which commenced on May 15, 1995. The Snyder Group Lease term is 60 months and the annual rent is $203,856 payable in monthly installments of $16,988 on the fifteenth day of each month. The annual rent remains fixed for the entire Snyder Group Lease term. At closing, the Snyder Group paid the first and last month's rent to the Partnership in the amount of $33,975.

         The Snyder Group Lease is guaranteed by the following individuals:
Stephen S. Snyder and Louise Snyder; and Michael J. Snyder and Nadine Snyder. The Snyder Group has an option to purchase all of the Ft. Collins Equipment on the termination date or any extension thereof, upon at least ninety (90) days prior irrevocable notice to the Partnership for a sum to be determined to be the fair market value plus all unpaid rental and other amounts owing. Notwithstanding the foregoing, the fair market value shall not exceed the sum of $75,000.

         Boston Market Restaurant Equipment, Chattanooga, Tennessee: On July 28, 1995, the Partnership purchased restaurant equipment (the "Chattanooga Equipment") to be used in the operation of a new Kenny Rogers Roasters Restaurant located at 5390 Highway #153, Chattanooga, Tennessee. The Chattanooga Equipment was purchased from various vendors for a total cost of $249,187, and leased to Roasters Corp., a Florida Corporation, DBA Kenny Rogers Roasters.

         Roasters Corp. and the Partnership entered into the Partnership's standard form of lease dated July 26, 1995 (the "Chattanooga Equipment Lease"). As of May 29, 1996, Roasters Corp. assigned all its right, title and interest in and to the Chattanooga Equipment Lease to KRR Nashanooga, Inc.. On October 11, 1996, the Partnership consented to an assignment of the Chattanooga Equipment from KRR Nashanooga, Inc. Corporation to BC Superior L.L.C., a Delaware limited liability company ("BC Superior"). The equipment is currently being used in the operation of a Boston Market restaurant located at 5390 Highway 153, Chattanooga, Tennessee. Under the terms of Chattanooga Equipment Lease Transfer and Assumption Agreement dated October 11, 1997, KRR Nashonooga, Inc. sold, transferred and conveyed, assigned and delivered to BC Superior all right, title and interest in and to the Chattanooga Equipment Lease. At the time of the transfer, there were 69 successive monthly rentals due in the amount of $4,393 due on the 15th of each month. All terms of the Chattanooga Equipment Lease remain unchanged. Roasters Corp. acknowledges that its obligations to the Partnership under the Chattanooga Equipment Lease shall continue in full force and effect. In the event of any default or breach by BC Superior under the Chattanooga Equipment Lease, the obligations of Roasters Corp. to the Partnership shall be as fully extensive as BC Superior's obligations to the Partnership.

         The Chattanooga Equipment Lease term is 84 months and the minimum annual rent is $52,716 payable in monthly installments of $4,393 on the 15th day of each month. The annual rent remains fixed for the entire Chattanooga Equipment Lease term. At closing, the Lessee paid the first and last month's rent to the Partnership in the amount of $8,786 as well as interim rent of $1,757. At the end of the Chattanooga Equipment Lease term, upon at least 90 days prior irrevocable notice to the

Partnership, the Lessee may renew the Chattanooga Equipment Lease for a minimum renewal term of twenty-four (24) months at a monthly renewal rent of $1,142, exclusive of tax, or purchase the Chattanooga Equipment for $24,918.

         Checkers Drive-In Restaurant Equipment, Marlow Heights, Maryland: On September 27, 1995, the Partnership purchased restaurant equipment and a modular building (the "Checkers Equipment") to be used in the operation of a Checkers Drive-In Restaurant located at 4335 St. Barnabas Rd., Marlow Heights, Maryland. The Checkers Equipment was purchased from Champion Modular Restaurant Company, Inc. for $200,000 and leased to Drive Thru Realty Limited Partnership, a Maryland limited partnership DBA Checkers Drive-In Restaurant ("Drive Thru"). Drive Thru owns and operates the Checkers Drive-In Restaurant under a franchise agreement.

         Drive Thru and the Partnership entered into the Partnership's standard form of lease (the "Drive Thru Lease") commencing on October 1, 1995. The Drive Thru Lease term is 60 months and the minimum annual rent is $54,660 payable in monthly installments of $4,555 on the first day of each month. The annual rent remains fixed for the entire Drive Thru Lease term. At closing, Drive Thru paid the first and last month's rent to the Partnership in the amount of $9,110 and interim rent of $607.

         The Drive Thru Lease is guaranteed by the following entity and its members: Maryland Drive Thru L.L.C.; and Adam Schwartz, David Terzian, Robert P. Begelman, and John Smith, jointly and severally. Drive Thru has an option to purchase the Checkers Equipment on the termination date or any extension thereof, upon at least ninety (90) days irrevocable notice to the Partnership, for $20,000.

         Kenny Rogers Roasters Restaurant Equipment, Phoenix, Arizona: On October 11, 1995, the Partnership executed an agreement pursuant to which it acquired restaurant equipment ("KRR Arizona Equipment") for $224,115 to be used in the operation of a new Kenny Rogers Roasters Restaurant located at 1949 E. Camelback, Suite 160, Phoenix, Arizona. The KRR Arizona Equipment was acquired from an affiliated party which purchased the KRR Arizona Equipment on May 30, 1995 from various vendors for a total cost of $235,258 and leased it to Kenny Rogers Roasters of Arizona, Inc., an Arizona corporation, DBA Kenny Rogers Roasters ("KRR of Arizona")

         On October 11, 1995 the Partnership took assignment from the same affiliated party, effective as of October 1, 1995, of the Partnership's standard form of lease ("KRR Lease") dated June 1, 1995. The remainder of the KRR Lease term at the time of the assignment was 79 months and the annual rent is $51,098 payable in monthly installments of $4,258 on the first day of each month. The annual rent remains fixed for the entire KRR Lease term.

         During 1996, KRR of Arizona defaulted on the KRR Lease due to non-payment of rents from February 1, 1996 and forward. On May 1, 1997, the Partnership executed a lease agreement with Captec-Roasters, L.L.C., a Michigan limited liability company DBA Kenny Rogers Roasters ("Captec-Roasters"). Captec Financial Group, Inc., an affiliate of the Managing General Partner of the Partnership, is a member of Captec-Roasters. Roasters Corp., a Florida corporation and the franchisor of Kenny Rogers Roasters Restaurants, is also a member of Captec-Roasters and is responsible for the operation of the restaurant.

         The Partnership and Captec-Roasters entered into a lease agreement dated May 1, 1997 ("Captec-Roasters Lease") with a term of 70 months. The annual rent for the first 12 months of the Captec-Roasters Lease is $6,869 and is $4,849 for the 58 months thereafter. At the end of the Captec-Roasters Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Captec-Roasters shall have the option to purchase the KRR Arizona Equipment for $1.00.

         Captec-Roasters was more than 30 days delinquent on the November 1, 1997 payment. This payment was subsequently paid on December 29, 1997, however, that was the last payment received and Captec-Roasters subsequently defaulted on its obligations under the KRR Lease. The Partnership took control of the KRR Arizona Equipment on February 13, 1998 and is currently in the process of re-marketing the KRR Arizona Equipment. The Partnership has provided for a loss of $169,775 based on an anticipated $50,000 recovery from the equipment.

         Arby's Restaurant Equipment, Greenville, North Carolina: On December 29, 1995, the Partnership executed an agreement pursuant to which it acquired restaurant equipment (the "Arby's Equipment") to be used in the operation of an Arby's Restaurant located at 912 Maye Blvd., Greenville, North Carolina. The Arby's Equipment was acquired from an affiliated party, which purchased the Arby's Equipment on November 1, 1995 from various vendors at a total cost of $228,055 and leased the Arby's Equipment back to Charmes, Inc. a North Carolina corporation, DBA Arby's Restaurant ("Charmes"). Charmes owns and operates the Arby's Restaurant under a franchise agreement.

         On December 29, 1995, the Partnership took assignment from the same affiliated party, effective as of November 1, 1995, of the Partnership's standard form of lease ("Charmes Lease") dated November 1, 1995. The Charmes Lease term is 60 months and the minimum annual rent is $61,301 payable in monthly installments of $5,108 on the first day of each month. The annual rent remained fixed for the entire Charmes Lease term. At closing, Charmes paid the first and last month's rent to the Partnership in the amount of $10,217. On August 5, 1997, Charmes purchased the Arby's equipment from the Partnership for $199,000.

         Denny's Restaurant Equipment, Lakeland, Florida: On December 29, 1995, the Partnership executed an agreement pursuant to which it acquired restaurant equipment (the "Denny's Equipment") to be used in the operation of a Denny's Restaurant located at 4325 S. Florida Ave., Lakeland, Florida. The Denny's Equipment was acquired from an affiliated party which purchased the Denny's Equipment on November 15, 1995 from various vendors at a total cost of $272,946 and leased the Denny's Equipment back to American Family Restaurants, Inc., a Georgia corporation, DBA Denny's Restaurant. American Family Restaurants, Inc. was subsequently merged with DenAmerica Corp., its parent company and franchisor of Denny's Restaurants ("DenAmerica"). The Partnership acquired the Denny's Equipment at the original cost to the affiliated party.

         On December 29, 1995, the Partnership took assignment from the same affiliated party, effective as of November 15, 1995, of the Partnership's standard form of lease dated November 15, 1995, which lease was subsequently assigned to DenAmerica (the "DenAmerica Lease"). Under the terms of the Lease, DenAmerica is responsible for all expenses related to the Denny's Equipment including taxes, insurance, maintenance and repair costs. The Lease term is 60 months and the minimum annual rent is $64,847 payable in monthly installments of $5,404 on the fifteenth day of each month. The annual rent remains fixed for the entire Lease term. At closing, the Partnership received the first month's rent to the Partnership in the amount of $5,404 and interim rent of $1,081. In addition, the Partnership received a security deposit of $13,647. At the end of the DenAmerica Lease term, upon at least 90 days prior irrevocable notice to the Partnership, DenAmerica may purchase all of the Denny's Equipment for $27,295.

         Denny's POS Equipment,: On July 15, 1996, the Partnership purchased point of sale equipment ("POS Equipment) pursuant to an assignment effective as of May 1, 1996, from an affiliate of the General Partner to be used in the operation of twelve (12) Denny's restaurants located at the following locations:

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

         The Partnership purchased the POS Equipment for $342,783 and leased it to the Green Team Restaurants, LLC, a Delaware limited liability company, dba Denny's ("Green Team"). Green Team owns and operates the twelve Denny's restaurants under a franchise agreement.

         Green Team and the Partnership entered into the Partnership's standard form of lease (the "Green Team Lease") commencing on May 1, 1996. The Green Team Lease term is 60 months and the minimum annual rent is $90,495.24 payable in monthly installments of $7,541.27 on the first day of each month. The annual rent remains fixed for the entire Green Team Lease term.

         At the end of the Green Team Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Green Team may purchase all of the POS Equipment for its fair market value, not to exceed the sum of $34,278. The Green Team Lease is unconditionally guaranteed by the following individuals: Doug Koch, Robbie Qualls and Justin M. Hathaway, jointly and severally.

         Checkers Equipment, Palm Harbor, Florida. On March 11, 1996 the Partnership purchased restaurant equipment and a modular building ("Palm Harbor Equipment") to be used in the operation of a Checkers Drive-In Restaurant located at 33225 U. S. Highway 19, North, Palm Harbor, Florida. The Palm Harbor Equipment was purchased from Checkers of Palm Harbor, a Franchise, Inc., for $225,000 and leased back to Checkers of Palm Harbor, a Franchise, Inc., a Florida Corporation, DBA Checkers Drive-In Restaurant ("Checkers of Palm Harbor").

         Checkers of Palm Harbor and Partnership entered into the Partnership's standard form of lease (the "Checkers Lease") commencing on March 15, 1996. The Checkers Lease term is 84 months and the minimum annual rent is $48,600 payable in monthly installments of $4,050 on the fifteenth day of each month. The annual rent remains fixed for the entire Checkers Lease term. The first and last month's rent totaling $8,100 was paid to the Partnership at the time of closing. At the end of the Checkers Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Checkers Drive In may purchase all of the Palm Harbor Equipment for $22,500. The Checkers Lease is guaranteed by the following individuals: George W. Cook and Michael G. Perez (the "Guarantors").

         Pursuant to a Lease Transfer and Assumption Agreement dated August 15, 1996, Checkers of Palm Harbor assigned all its right, title and interest in and to the Palm Harbor Equipment to Checkers Drive In Restaurant, a Delaware corporation, and franchisor of Checkers Drive In Restaurants ("Checkers Drive In"). All of the terms of the Checkers Lease remain unchanged. Checkers of Palm Harbor, Inc. and the Guarantors acknowledged that their obligations to the Partnership under the Checkers Lease shall continue in full force and effect. In the event of any default or breach by

Checkers Drive In, the obligations of Checkers of Palm Harbor and the Guarantors to the Partnership shall be as fully extensive as Checkers Drive In obligations to the Partnership.

         Denny's Equipment, Cypress, Florida. On March 29, 1996 the Partnership purchased restaurant equipment ("Cypress Equipment") to be used in the operation of a Denny's Restaurant located at 2380 NW Highway 19, Crystal River, Florida. The Cypress Equipment was purchased for $353,647 and leased to Cypress Partners 1995, Ltd., a Florida limited partnership, dba Denny's ("Cypress Partners"). Cypress Partners owns and operates the Denny's Restaurant under a franchise agreement.

         Cypress Partners and the Partnership entered into the Partnership's standard form of lease (the "Cypress Lease") commencing on March 15, 1996. The Cypress Lease term is 60 months and the minimum annual rent is $92,684 payable in monthly installments of $7,723.65 on the fifteenth day of each month. The annual rent remains fixed for the entire Cypress Lease term. At the time of closing, the first and last month's rent totaling $15,447 was paid to the Partnership.

         At the end of the Cypress Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Cypress Partners may purchase the Cypress Equipment for the lesser of its fair market value or $35,364.70. The Cypress Lease is jointly and severally guaranteed by the following: Cypress Associates, a Florida partnership; Cypress Ormond Beach, Inc., a Florida corporation; Transam Financial Services, Inc., a Florida corporation; Gerald F. Hilbrich, an individual; Thomas E. McIntyre, an individual; George Noga, an individual; and Larry K. Walker, an individual. On February 13, 1998, Cypress Partners purchased all of the Cypress Equipment for $289,875.

         Applebee's Neighborhood Grill & Bar Equipment, Orem, Utah. On September 11, 1996, the Partnership acquired restaurant equipment to be used in the operation of an Applebee's Neighborhood Grill & Bar located at 290 West 1300 South, Orem, Utah (the "Applebee's Equipment"). The Applebee's Equipment was purchased on September 11, 1996 from various vendors at a total cost of $384,200.80 and leased to J.M.C. Limited Partnership, a Utah limited partnership, DBA Applebee's Neighborhood Grill and Bar ("J.M.C."). J.M.C. owns and operates the Applebee's Neighborhood Grill & Bar under a franchise agreement.

         J.M.C. and Partnership entered into the Partnership's standard form of lease whereby which commenced on September 15, 1996 (the "J.M.C. Lease"). The J.M.C. Lease term is 84 months and the minimum annual rent is $79,484 payable in monthly installments of $6,623,63 on the fifteenth day of each month. The annual rent remains fixed for the entire J.M.C. Lease term. At closing, J.M.C. paid the first and last month's rent to the Partnership in the amount of $13,247 and interim rent of $883.

         At the end of the J.M.C. Lease term, upon at least 90 days prior irrevocable notice to the Partnership, J.M.C. may purchase all of the Applebee's Equipment for the lesser of its fair market value or $38,420. The J.M.C. Lease is guaranteed by the following: John B. Prince, an individual; and William Tell, Inc., a Utah corporation, jointly and severally.

         Equipment Leases - General Provisions: All of the Equipment leases are on the Partnership's standard form of lease whereby the lessee is responsible for all expenses related to the Equipment including taxes, insurance, maintenance and repair costs. Prior to entering into the leases, an affiliate of the Managing General Partner considered factors such as the financial condition and business and operating history of the lessees and demographic data for the area in which the Equipment is located. All of the Equipment was purchased with cash from offering proceeds. It is anticipated that the

Equipment will be leveraged as provided for in the Prospectus, however, the Partnership presently does not have a financing commitment. The General Partners believe that the amount of insurance carried by each lessee is adequate.


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

         The terms and conditions of any lease entered into by the Partnership with regard to a tenant may vary substantially from those described herein. However, all of the leases will be "triple net" leases, which means that the lessee will be required to pay all real estate and other taxes and assessments, utilities, insurance and cost of maintenance and repairs.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the Partnership's most recent fiscal year covered by this report. However, in a recently filed proxy with the Securities and Exchange Commission, the Partnership intends to solicit the approval of the Limited Partners for the sale of the general partnership interest held by the General Partners to Captec Net Lease Realty, Inc., an Affiliate of the General Partners. However, the transfer of such general partnership interests is subject to the approval of the majority of the Limited Partners and the Limited Partners will receive notice of and an opportunity to approve any transfer of the general partnership interests.

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

         On December 1, 1997, the Partnership repurchased 25 Units for $21,250 or 85% of the investor's capital account as of December 1, 1997. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. An additional 12 Units were repurchased on December 31, 1997, for $10,200 under the same terms and conditions set forth above. At December 31, 1997, the Partnership had 19,963 Units issued and outstanding and 1,390 limited partners.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The Partnership accepted subscriptions for the Minimum Number of Units on January 24, 1995, and immediately commenced operations. The Offering reached final funding on August 12, 1996. with subscriptions for the entire 20,000 Units and funds totaling $20,000,000. Net proceeds after offering expenses were $17,400,000.

         During 1997, the Partnership had limited investing activity. Approximately $724,000 was spent completing the Lakeland Property and approximately $194,000 was spent in re-imaging the Virginia Beach Property.

         During 1997, the Partnership sold an undivided 34.375% interest in the Corral South Property to an affiliate for $550,000 (the book value). Also, the Partnership sold the Arby's Equipment to its lessee for $199,399. The Partnership recorded a gain on the sale of the Arby's Equipment of approximately $9,300. Proceeds from these sales were used to fund the investing activity noted above.

         As of December 31, 1997, the Partnership had $14.2 million invested in eleven net leased real estate properties and $2.5 million invested in nine equipment packages. As of December 31, 1997, the Partnership's investments were allocated 82.01% to Properties and 17.99% to Equipment. This allocation is expected to be similar to the final asset mix allocation, which will be at least 75% and not more than 90% Properties and up to 25% but not less than 10% Equipment. During 1998, the Partnership intends to obtain leverage of up to approximately $8.5 million. Such leverage, when incurred, will provide additional funds to acquire additional Properties and Equipment.

         During December, 1997, the Partnership repurchased a total of 37 Units pursuant to the Repurchase Plan for a total of $31,450 (the purchase price was equal to the Limited Partner's Adjusted Capital Contribution on December 1, 1997, multiplied by 85%). The Units were purchased from net cash flow of the Partnership. At December 31, 1997, the Partnership had 19,963 Units issued and outstanding.

         The Partnership expects that only limited amounts of liquid assets will be required for existing Properties since the form of lease which it uses for its Properties and Equipment requires lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance. The General Partners expect that the cash flow to be generated by the Partnership's Properties and Equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

         The General Partners are not aware of any known trends or uncertainties, other than national economic conditions, which reasonably may be expected to have a material impact, favorable or unfavorable, on liquidity and capital resources of the Partnership other than those referred to herein and in the Partnership's Prospectus.

Results of Operations

         For the year ended December 31, 1997, the Partnership earned revenues totaling approximately $2,063,000 compared to $1,491,000 for the previous year. Revenues for the year ended December 31, 1997 were comprised of approximately $1,672,000 of rental income from operating leases, $328,000 of financing income from financing leases and $63,000 of other income which includes approximately $3,000 interest earned on the Partnership's bank accounts and approximately $56,000 interest and fees earned on the construction loan. For the preceding year, the Partnership's revenues were comprised of approximately $983,000 of rental income from operating leases, $341,000 of financing income from financing leases and $167,000 of other income. The increase in revenues over the prior year (38.4%) was primarily due to the benefit of a full period of rental revenue from Properties and Equipment acquired and leased in the preceding year.

         For the year ended December 31, 1997, the Partnership incurred expenses totaling approximately $469,000, compared to $169,000 for the previous year. Expenses for the year ended December 31, 1997 were comprised of approximately $210,000 of depreciation on buildings leased under operating leases, $90,000 of general and administrative expenses and $170,000 for reserves on impaired financing leases. For the preceding year, the Partnership's expenses were comprised of approximately $114,000 of depreciation on buildings leased under operating leases and $55,000 of general and administrative expenses. The 76.9% increase in depreciation and general and administrative expenses over the prior year was principally due to the effect of a full period of depreciation of Properties and Equipment acquired and leased in the preceding year.

         During 1997, the reserve for impaired financing leases related to one lease to a single restaurant obligor. The recorded investment in the lease is approximately $220,000 and management anticipates receiving $50,000 of proceeds from the equipment at auction. Installment payments on this lease, which represented 3.6% of total rental payments, are delinquent by more than 120 days and income accrual has been suspended by the Partnership.

         As a result of the foregoing, the Partnership's net income for 1997 increased 20.6% to $1.6 million from $1.3 million in 1996. During the year ended December 31, 1997, the Partnership made distributions to limited partners totaling $2,144,908, as compared with $1,371,318 for the preceding year.

         The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. The Partnership's net assets and liabilities as reported in its financial statements exceeds tax basis by $835,000, as of December 31, 1997.

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

         The following is a list of the executive officers and directors of the Managing General Partner as of December 31, 1997:



       Name                         Age                       Position
       ----                         ---                       --------
Patrick L. Beach                    41                        Chairman of the Board of Directors,
                                                              President and Chief Executive Officer

W. Ross Martin                      37                        Director, Vice President, Treasurer and
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

         See "Item 12.  Certain Relationships and Related Transactions."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         To the best knowledge of the Partnership, as of December 31, 1997, no person beneficially owned more than 5% of the outstanding Units.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1997, an Affiliate of the Managing General Partner received Acquisition Fees from the Partnership of $23,104 for services rendered in connection with the selection, evaluation and acquisition of the Properties and Equipment, as provided for in the Partnership Agreement. In addition, the Affiliate expects to receive an additional fee of $166,892 from the Partnership after leveraging these acquired assets, as provided for in the Prospectus.

         It is anticipated that the Captec Group, the parent of the Managing General Partner and of which Mr. Patrick Beach is a director, officer and majority shareholder, may provide property and equipment management services for the Partnership. In such case, the General Partners believe that the Captec Group would render management services to the Partnership on a competitive basis in a manner consistent with customary business practices. The General Partners further believe that the Captec Group has sufficient personnel and other required resources to discharge all responsibilities to the various properties that the Captec Group manages and will manage in the future. The Captec Group also receives commitment fees paid by the lessees. The commitment fees are paid by third parties and are limited to 1% of the purchase price of the assets. Commitment fees have been to an affiliate of the Managing General Partner by the lessees of the Partnership in an amount equal to $166,689. In addition, the Partnership was paid a construction fee of .5% of the purchase price of the Lakeland Property or $8,000 in 1996.

         The General Partners believe that the Asset Management Agreement entered into between the Partnership and the Captec Group is on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The Asset Management Agreement provides for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice. The asset management fees paid by the Partnership in 1997 were $41,400.

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

         The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates have not been and will not be the result of arm's-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm's-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partners and their affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership, although there are no present arrangements with respect thereto. However, the Partnership Agreement prohibits receipt of rebates or "give-ups" or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM.

         (a) The following exhibits are included herein or incorporated by reference:


Number          Exhibit
------          -------
   4            Agreement  of Limited  Partnership  of  Registrant
                (Incorporated  by  reference  from Exhibit A of the final
                Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No.
                33-77510C).

   27           Financial Data Schedule

   99.1 Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C

         (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K for the fourth quarter ended December 31, 1997.

                                  SIGNATURES
                                  ----------

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              By: Captec Franchise Capital Corporation III, Managing General Partner

                              By:       /s/ W. Ross Martin
                                        ------------------------------
                                        W. Ross Martin
                                        Vice President and
                                        Chief Financial Officer

                              Date:     March 31, 1998

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

Date:    March 31, 1998



By:      /s/ W. Ross Martin
         -------------------------------------
         W. Ross Martin,
         Director, Vice President,
         Treasurer and Chief Financial Officer

Date:    March 31, 1998

                                   INDEX TO

                                   EXHIBITS



                                                                                                              Page
     Exhibit 27
         Financial Data Schedule

     Exhibit 99.1
         Pages 12-16 of the final Prospectus dated August 12, 1994.............................................E-1

