Form 10KSB40/A
period 1997-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1998-06-23
CIK 921794

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                                 FORM 10-KSB/A

[X]      ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from          to
                                          ----------  ----------

                        Commission file number 33-77510C

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

       Delaware                                               38-3160141
---------------------------------                         -------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)


24 Frank Lloyd Wright Drive, Lobby L, 4th Floor, P.O.         48106-0544
Box 544, Ann Arbor, Michigan
-----------------------------------------------------         ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (734) 994-5505
Securities registered under Section 12(b) of the Exchange Act:      None
                                                                    ----
Securities registered under Section 12(g) of the Exchange Act: Units of limited partnership
                                                               interest
                                                               ($1.0000)
                                                               ----------------
                                                               (Title of Class)

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

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
               ITEM 14-EXHIBITS, FINANCIAL STATEMENTS AND REPORTS


         Due to information being transferred between computer applications, the balance sheets submitted March 31, 1998 for the year ended December 31, 1997 were misstated.

         As required, we are submitting the entire financial statements and auditors' reports including the corrected balance sheets.

                          INDEX TO FINANCIAL STATEMENTS


CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III                                 PAGE
                                                                           ----

Report of Independent Accountants.............................................4

Financial Statements:

       Balance Sheet..........................................................5

       Statement of Operations................................................6

       Statement of Changes in Partners' Capital..............................7

       Statement of Cash Flows................................................8

       Notes to Financial Statements..........................................9


CAPTEC FRANCHISE CAPITAL CORPORATION III


Report of Independent Accountants............................................15

Financial Statements:

       Balance Sheet.........................................................16

       Statement of Operations...............................................17

       Statement of Changes in Stockholders' Equity..........................18

       Statement of Cash Flows...............................................19

       Notes to Financial Statements.........................................20

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Captec Franchise Capital Corporation III
Managing General Partner of
Captec Franchise Capital Partners L.P. III:

We have audited the accompanying balance sheet of Captec Franchise Capital Partners L.P. III as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






/s/ Coopers & Lybrand

Detroit, Michigan
March 14, 1998

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                  BALANCE SHEET
                           December 31, 1997 and 1996



                                                                            1997          1996
                                                                       -----------   -----------
                                                 ASSETS

Cash and cash equivalents                                              $   553,680   $   690,175
Investment in property under leases:
   Operating leases, net                                                13,876,649    13,732,321
   Financing leases, net                                                 2,062,971     2,905,751
   Impaired financing lease, net                                            50,000             -
Accounts receivable                                                         11,514         1,959
Unbilled rent                                                              411,111       210,673
Due from related parties                                                    27,491        20,589
                                                                       -----------   -----------
Total assets                                                           $16,993,416   $17,561,468
                                                                       ===========   ===========

                                     LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                                    $    18,031   $     4,852
   Due to related parties                                                   59,383         7,728
   Operating lease rents received in advance                                     -        43,916
   Security deposits held on leases                                         59,329        65,953
                                                                       -----------   -----------
Total liabilities                                                          136,743       122,449
                                                                       -----------   -----------
Partners' Capital:
Limited partners' capital accounts                                      16,824,232    17,422,518
General partners' capital accounts                                          32,441        16,501
                                                                       -----------   -----------
Total partners' capital                                                 16,856,673    17,439,019
                                                                       -----------   -----------
Total liabilities & partners' capital                                  $16,993,416   $17,561,468
                                                                       ===========   ===========


The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF OPERATIONS
                 for the years ended December 31, 1997 and 1996



                                                      1997           1996
                                                   ----------   ----------
Operating revenue:
   Rental income                                   $1,672,274   $  983,625
   Finance income                                     328,204      341,142
                                                   ----------   ----------

             Total operating revenue                2,000,478    1,324,767
                                                   ----------   ----------

Operating costs and expenses:
   Depreciation                                       209,859      114,272
   General and administrative                          89,781       55,125
   Credit allowance for impaired financing lease      169,775            -
                                                   ----------   ----------

             Total operating costs and expenses       469,415      169,397
                                                   ----------   ----------

             Income from operations                 1,531,063    1,155,370
                                                   ----------   ----------
Other income:
   Gain on sale of equipment                            9,299            -
   Interest income                                     50,460      154,575
   Other                                                3,190       12,141
                                                   ----------   ----------

             Total other income                        62,949      166,716
                                                   ----------   ----------

Net income                                          1,594,012    1,322,086

Net income allocable to general partners               15,940       13,222
                                                   ----------   ----------

Net income allocable to limited partners           $1,578,072   $1,308,864
                                                   ==========   ==========

Net income per limited partnership unit            $    78.91   $    84.07
                                                   ==========   ==========
Weighted average number of limited partnership
   units outstanding                                   19,998       15,569
                                                   ==========   ==========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 for the years ended December 31, 1997 and 1996



                                                   Limited       Limited        General           Total
                                                  Partners'      Partners'      Partners'        Partners'
                                                    Units        Accounts       Accounts         Capital
                                               ------------   ------------    -----------     ------------
Balance, January 1, 1996                             7,400    $  6,527,785    $      3,279    $  6,531,064

Issuance of 12,600 limited partnership, net         12,600      10,957,187                      10,957,187

Distributions - ($88.08 per unit)                               (1,371,318)                     (1,371,318)

Net income                                                       1,308,864          13,222       1,322,086
                                                ----------    ------------    ------------    ------------

Balance, January 1, 1997                            20,000      17,422,518          16,501      17,439,019

Repurchase of limited partnership units                (37)        (31,450)                        (31,450)

Distributions - ($107.26 per unit)                              (2,144,908)              -      (2,144,908)

Net income                                                       1,578,072          15,940       1,594,012
                                                ----------    ------------    ------------    ------------

Balance, December 31, 1997                          19,963    $ 16,824,232    $     32,441    $ 16,856,673
                                                ==========    ============    ============    ============



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF CASH FLOWS
                 for the years ended December 31, 1997 and 1996


                                                                                  1997            1996
                                                                                  ----            ----
Cash flows from operating activities:
   Net Income                                                                $  1,594,012    $  1,322,086
   Adjustments to net income:
        Depreciation                                                              209,859         114,272
        Gain on sale of equipment                                                  (9,299)              -
        Provision for credit losses                                               169,775               -

        Increase in unbilled rent                                                (200,438)       (163,522)
        Increase in receivables                                                    (9,555)         (1,959)
        (Decrease) increase in payables                                            13,179         (20,387)
        (Decrease) increase in lease rents received in advance                    (43,916)         43,916

        (Decrease) increase in security deposits held on leases                    (6,624)         38,584
                                                                             ------------    ------------

Net cash provided by operating activities                                       1,716,993       1,332,990
                                                                             ------------    ------------

Cash flows from investing activities:
   Purchase and construction advances of real estate
        for operating leases                                                     (926,187)    (10,477,310)
   Proceeds from disposition of real estate for operating leases                  572,000               -
   Purchase of equipment for financing leases                                           -      (1,357,856)
   Proceeds from sale of equipment                                                 15,842               -
   Reduction of net investment in financing leases                                616,462         331,707
                                                                             ------------    ------------

Net cash provided by (used in) investing activities                               278,117     (11,503,459)
                                                                             ------------    ------------

Cash flows from financing activities:
   Increase in due from related parties                                            (6,902)        (14,180)
   Increase in due to related parties                                              51,655           5,300
   Issuance of limited partnership units                                                -      12,585,027

   Repurchase of limited partnership units                                        (31,450)              -
   Offering costs                                                                       -      (1,627,840)
   Distributions to limited partners                                           (2,144,908)     (1,371,318)
                                                                             ------------    ------------

Net cash provided by (used in) financing activities                            (2,131,605)      9,576,989
                                                                             ------------    ------------

Net decrease  in cash and cash equivalents                                       (136,495)       (593,480)

Cash and cash equivalents, beginning of period                                    690,175       1,283,655
                                                                             ------------    ------------

Cash and cash equivalents, end of period                                     $    553,680    $    690,175
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

       On December 1, 1997 the Partnership repurchased 25 Units for $21,250 or 85% of the investor's capital account as of December 1, 1997. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. An additional 12 Units were repurchased on December 31, 1997 for $10,200 under the same terms and conditions set forth above.

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

       Following is a summary of the Partnership's significant accounting policies:

       a. CASH AND CASH EQUIVALENTS: The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
       b. RENTAL INCOME FROM OPERATING LEASES: The Partnership's operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.

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

       d. NET INVESTMENT IN FINANCING LEASES: Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

       e. NET INCOME PER LIMITED PARTNERSHIP INTEREST: Net income per limited partnership interest is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' allocable share of the net income.

       f. INCOME TAXES: No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns.

       g. ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

       Distributions of cash flow from operations are paid quarterly in arrears.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          NOTES TO FINANCIAL STATEMENTS


3.     RELATED PARTY TRANSACTIONS AND AGREEMENTS:

       Organization and offering expenses, excluding selling commissions, were initially paid by the General Partners and/or their affiliates and were reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsor and its affiliate were paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering. The Sponsor was reimbursed for $629,978 during 1996. These costs were accounted for as capital issuance costs and have been netted against the limited partners' capital accounts.

       The Partnership also paid to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all units placed by them directly. Total commissions incurred during 1996 were $1,007,966. These costs were accounted for as capital issuance costs and have been netted against the limited partners' capital accounts.

       An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. The Partnership paid the sponsor $23,104 and $455,017 in acquisition fees during 1997 and 1996, respectively. In addition, the Partnership recovered $22,000 resulting from the Co-tenancy with LP IV on one of the financing leases. Of these amounts, $61,524 was capitalized into net investment in financing leases and $416,597 was capitalized into land and building subject to operating leases.

       The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

       A subordinated asset management fee is charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of ten percent (10%) per annum on their adjusted invested capital. There were no asset management fees paid or accrued to the Sponsor during 1996. For the twelve months ended December 31, 1997, $41,400 was incurred.

       An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with equipment liquidation services. There were no equipment liquidation fees paid during 1997 or 1996.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          NOTES TO FINANCIAL STATEMENTS


3.     RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

       The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of eleven percent (11%) per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. There were no real estate liquidations in 1997 or 1996.

       The Partnership has agreed to indemnify the Sponsor and its affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.



4.     LAND AND BUILDING SUBJECT TO OPERATING LEASES:

       The net investment in operating leases as of December 31, 1997 and 1996 is comprised of the following:

                                                  1997            1996

Land                                          $  5,482,775    $  5,127,875
Building and improvements                        8,751,982       7,812,917
Construction draws on properties (including
  land cost of $555,000)                                           939,778
                                              ------------    ------------

                                                14,234,757      13,880,570
Less accumulated depreciation                     (358,108)       (148,249)
                                              ------------    ------------

Total                                         $ 13,876,649    $ 13,732,321
                                              ============    ============

       As indicated above, at December 31, 1996, the Partnership had made investments in properties under construction. All construction draws are subject to the terms of a standard lease agreement with the Partnership which fully obligates the tenant to the long-term lease of all amounts advanced under construction draws. At December 31, 1997, the Company had funded all commitments on properties under construction.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          NOTES TO FINANCIAL STATEMENTS


4.     LAND AND BUILDING SUBJECT TO OPERATING LEASES, CONTINUED:

       The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 1997.

           1998                                             $     1,518,499
           1999                                                   1,535,055
           2000                                                   1,556,756
           2001                                                   1,595,843
           2002                                                   1,633,354
           Thereafter                                            20,295,533
                                                            ---------------

           Total                                            $    28,135,040
                                                            ===============

5.     NET INVESTMENT IN FINANCING LEASES:

       The net investment in financing leases as of December 31, 1997 and 1996 is comprised of the following:

                                                       1997             1996

Minimum lease payments to be received              $ 2,292,057      $ 3,535,259
Estimated residual value                               241,327          269,812
                                                   -----------      -----------

Gross investment in financing leases                 2,533,384        3,805,070
Less unearned income                                  (470,413)        (899,320)
                                                   -----------      -----------

Net investment in financing leases                 $ 2,062,971      $ 2,905,751
                                                   ===========      ===========

       The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 1997:

           1998                                             $       683,288
           1999                                                     687,338
           2000                                                     505,422
           2001                                                     211,149
           2002                                                     154,443
           Thereafter                                                50,409
                                                            ---------------

           Total                                            $     2,292,057
                                                            ===============

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          NOTES TO FINANCIAL STATEMENTS


6.   IMPAIRED FINANCING LEASE

     At December 31, 1997, the Partnership's investment in impaired financing leases was comprised of one lease to a single restaurant obligor. The recorded investment in the lease is $219,775 net of a related credit allowance of $169,775. Installment payments on this lease are delinquent by more than 120 days and income accrual has been suspended by the Partnership. The restaurant was subsequently closed during February, 1998 and the Partnership expects to sell the leased equipment at auction. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive.


7.   SUBSEQUENT EVENT:

     In January 1998, the Partnership made a distribution to its limited partners totaling approximately $474,000.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Captec Franchise Capital Corporation III
Managing General Partner of
Captec Franchise Capital Partners L.P. III:

We have audited the accompanying balance sheet of Captec Franchise Capital Corporation III as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Corporation III as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





/s/ Coopers & Lybrand

Detroit, Michigan
March 14, 1998

                       CAPTEC FRANCHISE CAPITAL CORPORATION III
                                    BALANCE SHEET
                              December 31, 1997 and 1996



                                                                 1997      1996
                                                               -------   -------
                                        ASSETS

Cash                                                           $    14   $ 2,670
Investment in partnership                                       16,221     8,250
Receivable from affiliate                                        9,048    13,549
Other assets                                                     5,672     5,672
                                                               -------   -------

Total assets                                                   $30,955   $30,141
                                                               =======   =======

                          LIABILITIES & STOCKHOLDERS' EQUITY

Total liabilities:
   Accounts payable                                            $     -   $ 5,187
   Payable to affiliate                                         13,973    15,942
   Income tax payable                                            5,730     2,732
                                                               -------   -------

Total liabilities                                               19,703    23,861
                                                               -------   -------

Stockholders' equity:
Common stock, no par value; 100 shares authorized,
   issued and outstanding                                            -         -
Paid-in capital                                                  1,000     1,000
Retained earnings (accumulated deficit)                         10,252     5,280
                                                               -------   -------

Total stockholders' equity                                      11,252     6,280
                                                               -------   -------

Total liabilities & stockholders' equity                       $30,955   $30,141
                                                               =======   =======



The accompanying notes are an integral part of the financial statements.

                      CAPTEC FRANCHISE CAPITAL CORPORATION III
                              STATEMENT OF OPERATIONS
                   for the years ended December 31, 1997 and 1996



                                                                  1997     1996
                                                                 ------   ------
Investment income from partnership                               $7,970   $6,611

Interest
                                                                      -      101
General and administrative
                                                                      -        -
                                                                 ------   ------

             Net income before taxes                              7,970    6,510

Income tax provision                                              2,998    2,200
                                                                 ------   ------

             Net income                                          $4,972   $4,310
                                                                 ======   ======



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL CORPORATION III
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 for the years ended December 31, 1997 and 1996



                                                  RETAINED
                                                  EARNINGS
                             COMMON    PAID-IN    (ACCUM.
                             STOCK     CAPITAL    DEFICIT)     TOTAL
                             ------    -------    --------    -------
Balance, January 1, 1996     $   -     $1,000     $   970     $ 1,970

Net Income                       -          -       4,310       4,310
                             -----     ------     -------     -------

Balance, December 31, 1996       -      1,000       5,280       6,280

Net income                       -          -       4,972       4,972
                             -----     ------     -------     -------

Balance, December 31, 1997   $   -     $1,000     $10,252     $11,252
                             =====     ======     =======     =======


The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL CORPORATION III
                             STATEMENT OF CASH FLOWS
                 for the years ended December 31, 1997 and 1996



                                                             1997           1996
                                                           -------      ---------
Cash flows from operating activities:
   Net income                                              $ 4,972      $   4,310
   Adjustments to net income:
      Undistributed income from partnership                 (7,971)        (6,610)
      Increase in income tax payable                         2,998          2,200
      (Increase) decrease in receivable from affiliate
          and other assets                                   4,501        (10,162)
      Decrease in accounts payable                          (5,187)       (30,021)
                                                           -------      ---------

Net cash provided by operating activities                     (687)       (40,283)
                                                           -------      ---------

Cash flows from financing activities:
   Proceeds from borrowings from affiliates                 (1,969)        42,567
   Receipt of offering expense reimbursements                    -        632,248
   Repayment of borrowings from affiliates                       -       (632,248)
                                                           -------      ---------

Net cash provided by (used in) financing activities         (1,969)        42,567
                                                           -------      ---------

Net increase (decrease) in cash                             (2,656)         2,284

Cash, beginning of year                                      2,670            386
                                                           -------      ---------

Cash, end of period                                        $    14      $   2,670
                                                           =======      =========


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

       The Partnership undertook a public offering of limited partnership interests ("Units") in 1994. A minimum of 1,150 Units and a maximum of 20,000 Units, priced at $1,000 per Unit, are being offered on a "best efforts, part or none" basis. The Partnership broke impound on January 24, 1995. At December 31, 1997, the Partnership had accepted subscriptions for 20,000 Units and received offering proceeds totaling $20,000,000.

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

                    CAPTEC FRANCHISE CAPITAL CORPORATION III
                          NOTES TO FINANCIAL STATEMENTS


2.     OPERATIONS:

       The Corporation's only source of revenue in 1997 and 1996 was from its investment in the Partnership. See the accompanying financial statements of the Partnership.


3.     RELATED PARTY TRANSACTIONS:

       Organization and offering expenses related to the offering of Units are prepaid by the Corporation and reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). The Corporation is also reimbursed by the Partnership for a non-accountable expense allowance in an amount equal to two percent (2%) of the gross proceeds of the offering. During 1996 the Corporation received reimbursements from the Partnership totaling $632,248.

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


                             By:   /s/ W. Ross Martin
                                  ----------------------------------------------
                                  W. Ross Martin
                                  Chief Financial Officer and Sr. Vice President a duly authorized officer

                             Date:     June 23, 1998