Form 10QSB
period 1998-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1998-08-14
CIK 921794

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
  [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED          JUNE 30, 1998
                                ------------------------------------------------
                                             OR

  [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                  TO
                                ----------------  ------------------------------

COMMISSION FILE NUMBER:     33-77510-C
                        --------------------------------------------------------

                 Captec Franchise Capital Partners L.P. III
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


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


                               (734) 994-5505
--------------------------------------------------------------------------------
                         (Issuer's telephone number)

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
Yes     X       No
     ------        ------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Not Applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable

Transitional Small Business Disclosure Format (check one)  Yes        No  x
                                                               -----    -----

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB




PART I   FINANCIAL INFORMATION                                           Page


Item 1.  Balance Sheets, June 30, 1998 and December 31, 1997 ...........   1

         Statements of Operations for the three and six month periods
             ended June 30, 1998 and 1997 ..............................   2

         Statement of Changes in Partners' Capital for the six month
             period ended June 30, 1998 ................................   3

         Statements of Cash Flows for the six month periods
             ended June 30, 1998 and 1997 ..............................   4

         Notes to Financial Statements .................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ....................................   7


PART II  OTHER INFORMATION..............................................   9


SIGNATURES..............................................................  10

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                BALANCE SHEETS


                                                                       JUNE 30,           DECEMBER 31,
                                                                         1998                1997
                                                                    ----------------   ------------------
                                                                      (Unaudited)
                                                 ASSETS
Cash and cash equivalents                                              $    752,101         $    553,680
Investment in property under leases:
   Operating leases, net                                                 13,767,249           13,876,649
   Financing leases, net                                                  1,604,855            2,062,971
   Impaired financing lease, net                                             50,000               50,000
Accounts receivable                                                             206               11,514
Unbilled rent                                                               498,398              411,111
Due from related parties                                                     82,432               27,491
                                                                       ------------         ------------
Total assets                                                           $ 16,755,241         $ 16,993,416
                                                                       ============         ============

                                    LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                                    $     43,057         $     18,031
   Due to related parties                                                    65,196               59,383
   Security deposits held on leases                                          59,329               59,329
                                                                       ------------         ------------
Total liabilities                                                           167,582              136,743
                                                                       ------------         ------------
Partners' Capital:
Limited partners' capital accounts                                       16,547,080           16,824,232
General partners' capital accounts                                           40,579               32,441
                                                                       ------------         ------------
Total partners' capital                                                  16,587,659           16,856,673
                                                                       ------------         ------------
Total liabilities & partners' capital                                  $ 16,755,241         $ 16,993,416
                                                                       ============         ============


The accompanying notes are an integral part of the financial statements.

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           STATEMENTS OF OPERATIONS


                                                               Three months ended                    Six months ended
                                                                   June 30,                               June 30,
                                                          --------------------------            -------------------------
                                                                  Unaudited                              Unaudited
                                                             1998            1997                 1998              1997
                                                             ----            ----                 ---               ----
Operating revenue:
   Rental income                                          $ 427,770       $ 429,622            $ 855,540         $ 822,737
   Finance income                                            48,624          86,311              107,840           170,803
                                                          ---------       ---------            ---------         ---------
               Total operating revenue                      476,394         515,933              963,380           993,540
                                                          ---------       ---------            ---------         ---------
Operating costs and expenses:
   Depreciation                                              54,700          52,357              109,400           101,188
   General and administrative                                17,108          17,615               46,424            63,124
                                                          ---------       ---------            ---------         ---------
               Total operating costs and expenses            71,808          69,972              155,824           164,312
                                                          ---------       ---------            ---------         ---------
               Income from operations                       404,586         445,961              807,556           829,228
                                                          ---------       ---------            ---------         ---------
Other income (expense):
  Gain on sale of equipment                                       -               -                4,713                 -
   Interest income                                              160          24,272                  316            52,861
   Other                                                        228             128                1,247               440
                                                          ---------       ---------            ---------         ---------
               Total other income, net                          388          24,400                6,276            53,301
                                                          ---------       ---------            ---------         ---------
Net income                                                  404,974         470,361              813,832           882,529

Net income allocable to general partners                      4,050           4,704                8,138             8,825
                                                          ---------       ---------            ---------         ---------
Net income allocable to limited partners                  $ 400,924       $ 465,657            $ 805,694         $ 873,704
                                                          =========       =========            ==========        =========
Net income per limited partnership unit                   $   20.08       $   23.28            $   40.36         $   43.69
                                                          =========       =========            =========         =========
Weighted average number of limited partnership
   units outstanding                                         19,963          20,000               19,963            20,000
                                                          =========       =========            =========         =========



The accompanying notes are an integral part of the financial statements.

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    for the six months ended June 30, 1998
                                 (Unaudited)


                                           Limited         Limited          General            Total
                                           Partners'       Partners'        Partners'         Partners'
                                            Units          Accounts         Accounts           Capital
                                            -----          --------         --------           -------
Balance, January 1, 1998                      19,963      16,824,232          32,441          16,856,673


Distributions - ($54.24 per unit)                         (1,082,846)              -          (1,082,846)

Net income                                                   805,694           8,138             813,832
                                          ----------    ------------       ---------        ------------
Balance, June 30, 1998                        19,963    $ 16,547,080       $  40,579        $ 16,587,659
                                          ==========    ============       =========        ============


The accompanying notes are an integral part of the financial statements.

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           STATEMENTS OF CASH FLOWS
            for the six month periods ended June 30, 1998 and 1997
                                 (Unaudited)


                                                                             1998                1997
Cash flows from operating activities:
   Net Income                                                            $  813,832           $  882,529
   Adjustments to net income:
        Depreciation                                                        109,400              101,188
        Gain on sale of equipment                                            (4,713)                   -
        Increase in unbilled rent                                           (87,287)             (83,711)
        Decrease in receivables                                              11,308                1,845
        Increase (decrease) in payables                                      25,026              (42,887)
        Security deposits received                                               -                (6,624)
                                                                         ----------           ----------
Net cash provided by operating activities                                   867,566              852,340
                                                                         ----------           ----------
Cash flows from investing activities:
   Purchase of real estate for operating leases                                   -           (1,865,965)
   Reduction of construction loan draws                                           -              939,778
   Reduction of net investment in financing leases                          462,828              207,851
                                                                         ----------           ----------
Net cash used in investing activities                                       462,828             (718,336)
                                                                         ----------           ----------
Cash flows from financing activities:
   (Increase) decrease in due from related parties                          (54,941)              10,400
   Increase in due to related parties                                         5,814              463,183
   Distributions to limited partners                                     (1,082,846)          (1,044,909)
                                                                         ----------           ----------
Net cash provided by (used in) investing activities                      (1,131,973)            (571,326)
                                                                         ----------           ----------
Net increase in cash                                                        198,421             (437,322)

Cash, beginning of period                                                   553,680              690,175
                                                                         ----------           ----------
Cash, end of period                                                      $  752,101           $  252,853
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

    The Partnership commenced a public offering of 20,000 limited partnership interests ("Units") on August 12, 1994 and reached final funding in August,1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units. At June 30, 1998, the Partnership had 19,963 units issued and outstanding.

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

    The balance sheet of the Partnership as of June 30, 1998 and the statements of operations and cash flows for the period ending June 30, 1998 and 1997 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                         NOTES TO FINANCIAL STATEMENTS



2.  LAND AND BUILDING SUBJECT TO OPERATING LEASES:

    The net investment in operating leases as of June 30, 1998 is comprised of the following:


                  Land                           $ 5,482,775
                  Building and improvements        8,751,982
                                                 -----------

                                                  14,234,757
                  Less accumulated depreciation     (467,508)
                                                 -----------

                  Total                          $13,767,249
                                                 ===========



3.  NET INVESTMENT IN FINANCING LEASES:

    The net investment in financing leases as of June 30, 1998 is comprised of the following:


               Minimum lease payments to be received  $1,806,607
               Estimated residual value                  213,036
                                                      ----------

               Gross investment in financing leases    2,019,643
               Less unearned income                     (414,788)
                                                      ----------

               Net investment in financing leases     $1,604,855
                                                      ==========



4.  SUBSEQUENT EVENT:

    In August, 1998 the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec, for $1,483,000.

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

     At June 30, 1998, the partnership had $14.2 million invested in eleven net leased real estate properties and $2.5 million invested in eight equipment packages. As of June 30, 1998 the Partnership's investments were allocated approximately 85% to properties and 15% to equipment. This allocation is expected to change as additional properties and equipment are acquired. The final asset mix allocation is expected to be at least 75%, but not more than 90% properties and up to 25%, but not less than 10% equipment.

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


RESULTS OF OPERATIONS:

     THREE MONTHS ENDED JUNE 30, 1998. During the three months ended June 30, 1998 (the "Quarter") total operating revenue decreased 7% to $477,000 as compared to $516,000 for the three months ended June 30, 1997 (the "1997 Quarter"). The decrease in revenues resulted from the sale of equipment under one financing lease in February, 1998 and the suspension of revenue associated with the impairment of one financing lease.

     Operating expenses were approximately $72,000 for the Quarter as compared to approximately $70,000 for the 1997 Quarter.

     Other income declined to $388 in the Quarter from $24,400 in the 1997 Quarter as interest income was earned in 1997 from funds raised and not yet used to acquire properties.

     As a result of the foregoing, the Partnership's net income decreased 14% to $405,000 for the Quarter as compared to $470,000 for the 1997 Quarter.


     SIX MONTHS ENDED JUNE 30, 1998. During the six months ended June 30, 1998 ("1998") operating revenue decreased 3% to $963,000 as compared to $994,000 for the six months ended June 30, 1997 ("1997"). The decrease in revenues resulted from the sale of one equipment property in February, 1998 and the suspension of revenue associated with the impairment of one financing lease.

     Operating expenses were approximately $156,000 for 1988 as compared to approximately $164,000 for 1997.

     Other income declined to $6,276 in 1988 from approximately $53,000 in 1997, as interest income was earned in 1997 from funds raised and not yet used to acquire properties.

     As a result of the foregoing, the Partnership's net income decreased 8% to $814,000 for 1998 as compared to $883,000 for 1997.


     DISTRIBUTIONS. The Partnership announced second quarter distributions of $532,000, of which $462,782 was distributed to its limited partners on July 15, 1998 and the remaining $69,218 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

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


                                By: Captec Franchise Capital Corporation III Managing General Partner of
                                     Captec Franchise Capital Partners L.P. III



                                By:  /w/ W. Ross Martin
                                     -----------------------------------------
                                     W. Ross Martin
                                     Chief Financial Officer and Vice President,
                                     a duly authorized officer

                                Date:  August 14, 1998