Form 10KSB40
period 1998-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1999-03-31
CIK 921794

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-KSB

(MARK ONE)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 33-77510C

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                 (Name of small business issuer in its charter)

                   DELAWARE                                      38-3160141
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

  24 FRANK LLOYD WRIGHT DRIVE, LOBBY L, 4TH
                     FLOOR,
      P.O. BOX 544, ANN ARBOR, MICHIGAN                          48106-0544
   (Address of principal executive offices)                      (Zip Code)

                           Issuer's telephone number:
                                 (734) 994-5505

Securities registered under Section 12(b) of the
  Exchange Act:                                           None
Securities registered under Section 12(g) of the
  Exchange Act:                                           Units of limited partnership interest
                                                          ($1,000)
                                                          (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  [X] No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     At December 31, 1998 subscriptions for 20,000 units of limited partnership interest (the "Units") had been accepted, representing an aggregate amount of $20,000,000. At December 31, 1998, 19,963 Units were issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

                      DOCUMENTS INCORPORATED BY REFERENCE

     A portion of the Prospectus of the Registrant dated August 12, 1994, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-77510C, and is incorporated by reference in Part III of this Annual Report on Form 10-KSB.



================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Captec Franchise Capital Partners L.P. III (the "Partnership") is a Delaware limited partnership formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties ("Properties") and equipment ("Equipment") which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such Properties (a "Triple Net Lease"). The general partners upon formation of the Partnership were Captec Franchise Capital Corporation III ("Captec") and Patrick L. Beach, an individual. In August 1998, the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc. ("Captec Net Lease"), an affiliate of Captec, for $1,483,000. Captec Net Lease, Captec, and Mr. Beach are collectively referred to as the "General Partners."

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

     On January 24, 1995, the Partnership commenced operations. The Offering reached final funding in August, 1996, with subscriptions for the entire 20,000 Units and funds from 1,392 limited partners totaling $20,000,000. During December, 1997, the Partnership repurchased a total of 37 Units for $31,450, or 85% of the investor's capital account, pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At December 31, 1998, the Partnership had 19,963 Units issued and outstanding.

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

     The Partnership expects to have not less than 75%, but not more than 90% of total investments in Properties and up to 25%, but not less than 10% in Equipment. The Properties generally will be leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Equipment will be leased only pursuant to leases under which the present value of non-cancelable rental payments payable during the initial term of the lease is at least sufficient to permit a lessor to recover the purchase price of the equipment ("Full Payout Leases").

     The Partnership has no employees. The General Partners and their affiliates, however, are permitted to perform services for the Partnership pursuant to the Partnership Agreement.

ITEM 2. DESCRIPTION OF PROPERTIES

     As of December 31, 1998, the Partnership had a portfolio of 16 properties located in 10 states, with a cost basis of $19.9 million and six performing equipment leases with an original investment of $2.3 million. The Properties are leased to 12 operators of restaurant concepts such as Red Robin and Denny's and one retail operator (Hollywood Video).

     As of December 31, 1998, leases to Red Robin International, Inc., Gourmet Systems, Inc., and Romacorp, Inc. represented 17.4%, 10.9%, and 10.3% of the annualized rent from the Properties. A lease to The Snyder Group Company represented 37.6% of the annualized rent from the Equipment. Any failure of these leases could materially affect the Partnership's income.

     In October of 1998, Boston Chicken Inc. and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, one of the Partnership's Boston Chicken leases was rejected and classified as vacant as of December 31, 1998. Boston Chicken, Inc. and its affiliates operating in Chapter 11 collectively agreed to assume one lease with slightly modified terms. The Partnership has one additional lease to a Boston Chicken affiliate that is not currently operating in bankruptcy. The Partnership is actively remarketing the vacant property.

     The Partnership recorded rental income of approximately $386,000 from all Boston Market properties during 1998, $101,000 of which represented rental income from the rejected lease contract. In 1998, the Partnership recorded a one-time non-cash charge of approximately $22,000 related to unbilled rents on the rejected lease contract. Minimum monthly rental due under the rejected lease was approximately $9,000. Annualized rent from the remaining Boston Chicken leases was $238,000 at December 31, 1998.

     The Partnership has two equipment leases that are non-performing as of December 31, 1998.

     The Properties include two properties presently under construction, for which the Company had invested $1.5 million and had remaining commitments totaling $1.5 million. The following is a summary description of the Property and Equipment leases as of December 31, 1998.

                                                                         TOTAL ASSET
                                                                            COST                                DATE OF     ANNUAL
                                                                          INCLUDING     ASSET                     NEXT     RATE OF
                                                 DATE OF     DATE OF     ACQUISITION    STATE     MONTHLY         RENT     INCREASE
         LESSEE NAME             CONCEPT NAME    COMMENCE   EXPIRATION      FEES       LOCATION     RENT        INCREASE     (6)
         -----------             ------------    --------   ----------   -----------   --------   -------       --------   --------
PROPERTIES
Platinum Properties, LLC.....  Boston Market       2/1/95     10/1/09    $ 1,050,000    NC        $  9,871       2/1/99     2.50%
America's Favorite Chicken
  Co.........................  Church's           11/1/95     11/1/15        661,500    TX           5,775      11/1/00     1.92%
Gourmet Systems, Inc.........  Applebee's          8/1/95      8/1/15      1,724,485    IL          16,427       8/1/99     3.00%
DenAmerica Corp..............  Denny's            10/1/96      9/1/15      1,032,927    VA           8,854       9/1/00     2.41%
Red Robin International,
  Inc........................  Red Robin           4/1/96      4/1/16      2,846,963    TX          26,113       4/1/99     2.50%
New Jersey Rose, LLC.........  Boston Market       7/1/96      7/1/11      1,200,150    NJ          10,001       7/1/01     1.92%
Foodmaker, Inc...............  Jack in Box        10/1/96     10/1/14        987,000    TX           8,225(2)   10/1/01     1.92%
Hollywood Entertainment
  Corp.......................  Hollywood Video     9/1/96      5/1/11      1,102,500    OK           9,844(3)    9/1/01     0.00%
Corral South Store #3,
  Inc.(1)....................  Golden Corral       6/1/97      6/1/17      1,102,500    FL           9,538       6/1/02     2.39%
DenAmerica Corp..............  Black Eyed Pea     10/1/96     10/1/16      1,561,106    TX          13,164(4)   10/1/02     0.00%
Foodmaker, Inc...............  Jack in Box         1/1/99      1/1/17      1,286,250    WA          10,209       1/1/04     1.50%
Tec-Foods, Inc...............  Taco Bell           1/1/99      1/1/19        840,000    MI           6,833       1/1/02     0.66%
Romacorp, Inc................  Tony Roma's         1/1/99      1/1/14      1,942,500    FL          15,417       1/1/02     1.96%
Vacant.......................                                              1,102,500    WA              --
Kona Restaurant Group,
  Inc.(5)....................  Kona Ranch Steak       TBD         TBD        472,500    TX              --
Border Foods(5)..............  Taco Bell              TBD         TBD      1,013,250    MN              --
                                                                         -----------              --------
                                                                          19,926,131               150,271
EQUIPMENT
The Snyder Group Company.....  Red Robin          5/15/95     5/15/00        787,500    CO          16,988
Drive Thru Realty LP.........  Checkers           10/1/95     10/1/00        210,000    MD           4,555
DenAmerica Corp..............  Denny's           11/15/95    11/15/00        286,593    FL           5,404
Checkers Corp................  Checkers           3/15/96     3/15/03        236,250    FL           4,050
The Green Team Restaurants...  Denny's             5/1/96      5/1/01        359,922    OR           7,541
J.M.C. Limited Partnership...  Applebee's         9/15/96     9/15/03        403,411    UT           6,624
                                                                         -----------              --------
                                                                           2,283,676                45,161
                                                                         -----------              --------
Total.................................................................   $22,209,807              $195,432
                                                                         ===========              ========


         LESSEE NAME           SQ. FT.
         -----------           -------
PROPERTIES
Platinum Properties, LLC.....   3,007
America's Favorite Chicken
  Co.........................   1,850
Gourmet Systems, Inc.........   5,580
DenAmerica Corp..............   3,012
Red Robin International,
  Inc........................   7,485
New Jersey Rose, LLC.........   3,333
Foodmaker, Inc...............   2,860
Hollywood Entertainment
  Corp.......................   7,500
Corral South Store #3,
  Inc.(1)....................   8,825
DenAmerica Corp..............   5,445
Foodmaker, Inc...............   2,669
Tec-Foods, Inc...............   2,356
Romacorp, Inc................   6,297
Vacant.......................   3,320
Kona Restaurant Group,
  Inc.(5)....................   7,814
Border Foods(5)..............   2,687
EQUIPMENT
The Snyder Group Company.....
Drive Thru Realty LP.........
DenAmerica Corp..............
Checkers Corp................
The Green Team Restaurants...
J.M.C. Limited Partnership...
Total........................

-------------------------
(1) The property is owned jointly between CFCP LPIII and LPIV. LPIII owns 65.625% of the total assets.

(2) Rent Increase equals the greater of CPI or 10.0%.

(3) Rent Increase equals the lesser of CPI or 12.0%.

(4) Rent Increase equals the lesser of CPI or 10.0%.

(5) Property under construction.

(6) Rate of increase was calculated on a compound annual basis.

REAL ESTATE

     General Real Estate Lease Provisions: All of the Properties are subject to leases (collectively and singularly referred to as "Leases") which are triple net leases whereby the Tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs.

     The General Partners or their affiliates analyzed demographic, geographic and market diversification data for the areas in which each of the properties are located and reviewed the appraisals of the Properties and the analysis regarding comparable properties contained therein. All of the purchase prices were negotiated by General Partners or their affiliates, considering factors such as the potential value of the site, the financial condition and business and operating history of the tenants and demographic data for the areas in which the Properties are located.

     The lessees generally pay all expenses incident to the closing of these transactions including, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer.

EQUIPMENT

     General Equipment Lease Provisions: All of the Equipment leases are on the Partnership's standard form of lease whereby the lessee is responsible for all expenses related to the Equipment including taxes, insurance, maintenance and repair costs. Prior to entering into the leases, an affiliate of the Managing General Partner considered factors such as the financial condition and business and operating history of the lessees and demographic data for the area in which the Equipment is located. All of the Equipment was purchased with cash from offering proceeds. The General Partners believe that the amount of insurance carried by each lessee is adequate.

SUMMARY OF INVESTMENT OBJECTIVES AND POLICIES

     The Partnership acquires income-producing Property and Equipment which is leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises. Properties are selected for acquisition based on an examination and evaluation by the General Partners or an Affiliate of the potential value of the site, the financial condition and business history of the proposed lessee, the demographics of the area in which the Property is located, the proposed purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses are utilized in selecting Equipment. The Partnership anticipates that only fee interests in real property will be acquired, although other interests (including acquisitions of buildings, with the underlying land being subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership.

     In making investments, the General Partners consider relevant factors, including the condition and proposed use of the Property and/or Equipment, income-producing capacity, the financial condition of the lessee, and with respect to Properties, the prospects for long-term appreciation. In no event will Property or Equipment be acquired unless a satisfactory lease commitment has been obtained from a suitable lessee as further described below.

     In selecting specific Properties, the General Partners generally require the following:

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

     In selecting specific Equipment, the General Partners typically require the following:

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

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not a party to any material legal proceeding nor, to the best of its knowledge, are any such proceedings either pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During 1998, the Partnership solicited the approval of the Limited Partners for the sale of the general partnership interest held by Captec and Mr. Beach to Captec Net Lease Realty, Inc., an Affiliate of the General Partners.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Partnership accepted subscriptions for the Minimum Number of Units on January 24, 1995, and immediately commenced operations. The Offering reached final funding on August 12, 1996, with subscriptions for the entire 20,000 Units and funds totaling $20,000,000. Net proceeds after offering expenses were $17,400,000.

     In November, 1998, the Partnership entered into a $6.2 million term note, the proceeds of which were used to acquire additional properties. The note has a 10 year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.37% per annum. During 1998, the Partnership acquired 3 properties and invested in 2 real estate properties under construction, at an aggregate cost of $5.7 million.

     As of December 31, 1998, the Partnership had $19.9 million invested in 16 net leased real estate properties and $1.2 million invested in 6 performing equipment packages.

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

RESULTS OF OPERATIONS

     For the year ended December 31, 1998, the Partnership earned operating revenues totaling approximately $1.9 million compared to $2.0 million for the previous year. Operating revenues for the year ended December 31, 1998 were comprised of approximately $1,698,000 of rental income from operating leases, and $193,000 of financing income from financing leases. For the preceding year, the Partnership's revenues were comprised of approximately $1,672,000 of rental income from operating leases, $328,000 of financing income from financing leases. The decrease in revenues over the prior year (5.5%) was primarily due to the impairment of two financing leases.

     For the year ended December 31, 1998, the Partnership incurred expenses totaling approximately $504,000, compared to $469,000 for the previous year. Expenses for the year ended December 31, 1998 were comprised of approximately $228,000 of depreciation on buildings leased under operating leases, $75,000 of general and administrative expenses, $179,000 for reserves on impaired financing leases and $22,000 for reserves on unbilled rent. For the preceding year, the Partnership's expenses were comprised of approximately $210,000 of depreciation on buildings leased under operating leases, $90,000 of general and administrative expenses and $170,000 for reserves on impaired financing leases.

     During 1998, the allowance for impaired financing leases related to an equipment lease to an affiliate of Boston Chicken, Inc., who filed for chapter 11 bankruptcy protection in October, 1998. The recorded investment in this lease is approximately $200,000 and management anticipates receiving $25,000 of proceeds from the equipment at auction. Installment payments on this lease, which were approximately $53,000 per annum, are delinquent by more than 120 days and income accrual has been suspended by the Partnership.

     As a result of the foregoing, the Partnership's net income for 1998 decreased 14.8% to $1.4 million from $1.6 million in 1997. During the year ended December 31, 1998, the Partnership made distributions to limited partners totaling $2,133,000, as compared with $2,144,908 for the preceding year.

     The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners.

YEAR 2000

     The Year 2000 issue is a result of the way computer programs historically manipulate date information based on a two-digit year ("98" instead of "1998"). The issue is that the "00" year designation can potentially cause miscalculations or failures within the computer system if "00" is misinterpreted as the year 1900 instead of the year 2000. These failures could potentially lead to temporary disruption of operations and the inability to conduct normal business activities.

     The Partnership predominantly uses standard application software supported by third party vendors. Information has been obtained from key third-party financial software vendors that comprise the core business applications indicating the core software systems are currently Year 2000 compliant.

     The General Partner is in the process of identifying key business partners, such as financial institutions and lessees, to assess their status of Year 2000 readiness. Upon completion of the assessment process, a strategy on how to address each partner will be developed based on the relative importance of each relationship. Documentation regarding the state of readiness of business partners will be compiled as the assessment progresses.

     The General Partner's major software applications are currently Year 2000 compliant, and the core computing infrastructure including personal computers and network server hardware and software are all compliant. Therefore, the General Partner does not anticipate the total cost of Year 2000 compliance to have a material adverse effect on the Partnership's business or results of operations. The General Partner and the Partnership have incurred minimal costs to date related to Year 2000 compliance.

     The failure to identify and correct material Year 2000 problems adequately could result in an interruption to or failure of certain normal business activities or operations. These interruptions or failures could adversely affect the Partnership's financial condition; however, the extent of the impact can not presently be determined. The General Partner is dependent upon the Year 2000 readiness information provided by its vendors and external business partners, and their ability to achieve Year 2000 compliance with their computer systems.

ITEM 7. FINANCIAL STATEMENTS

     See Index to Financial Statements on Page F-i of this Form 10-KSB for Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

     The Partnership does not have directors or officers

ITEM 10. EXECUTIVE COMPENSATION

     The Partnership has no officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the best knowledge of the Partnership, as of December 31, 1998, no person beneficially owned more than 5% of the outstanding Units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1998, the General Partners received Acquisition Fees from the Partnership of $433,756 for services rendered in connection with the selection, evaluation and acquisition of the Properties and Equipment, as provided for in the Partnership Agreement.

     The General Partners believe that the Asset Management Agreement entered into is on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The Asset Management Agreement provides for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice. The asset management fees incurred by the Partnership in 1998 were $21,220.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein or incorporated by reference:

NUMBER    EXHIBIT
------    ------
  4       Agreement of Limited Partnership of Registrant (Incorporated
          by reference from Exhibit A of the final Prospectus dated
          August 12, 1994, as supplemented and filed with the
          Securities and Exchange Commission, S.E.C. File No.
          33-77510C).

 4.1      Amended Agreement of Limited Partnership of Registrant.

10.1 Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C.

 27       Financial Data Schedule

99.1 Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final
          Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the fourth quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPTEC FRANCHISE CAPITAL
                                          PARTNERS L.P. III

                                          By: Captec Net Lease Realty, Inc.,
                                            Managing General Partner

                                          By: /s/ W. ROSS MARTIN
                                            ------------------------------------
                                            W. Ross Martin
                                            Executive Vice President,
                                            Chief Financial Officer

                                          Date: March 31, 1999

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PATRICK L. BEACH
    --------------------------------------------------------
    Patrick L. Beach
    Chairman of the Board of Directors,
    President and Chief Executive Officer

Date: March 31, 1999

By: /s/ W. ROSS MARTIN
    --------------------------------------------------------
    W. Ross Martin
    Executive Vice President,
    Chief Financial Officer

Date: March 31, 1999

                         INDEX TO FINANCIAL STATEMENTS

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                                                                 PAGE
                                                                 ----
Report of Independent Accountants...........................    F(a)-1

Financial Statements:
  Balance Sheet.............................................    F(a)-2
  Statement of Operations...................................    F(a)-3
  Statement of Changes in Partners' Capital.................    F(a)-4
  Statement of Cash Flows...................................    F(a)-5
  Notes to Financial Statements.............................    F(a)-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners L.P. III:

     We have audited the accompanying balance sheet of Captec Franchise Capital Partners L.P. III as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP
March 10, 1999

                                     F(a)-1

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                                 BALANCE SHEET
                           December 31, 1998 and 1997

                                                                   1998           1997
                                                                   ----           ----
ASSETS
Cash and cash equivalents...................................    $   493,136    $   553,680
Restricted cash.............................................        153,142             --
Investment in property under leases:
  Operating leases, net.....................................     19,340,098     13,876,649
  Financing leases, net.....................................      1,249,313      2,062,971
  Impaired financing leases, net............................         50,000         50,000
Accounts receivable.........................................        154,948         11,514
Unbilled rent, net..........................................        571,705        411,111
Due from related parties....................................        140,948         27,491
Deferred financing costs....................................        390,066             --
                                                                -----------    -----------
     Total assets...........................................    $22,543,356    $16,993,416
                                                                ===========    ===========

LIABILITIES & PARTNERS' CAPITAL
Liabilities:
  Accounts payable and accrued expenses.....................    $   165,907    $    18,031
  Due to related parties....................................         36,662         59,383
  Notes Payable.............................................      6,200,000             --
  Security deposits held on leases..........................         59,329         59,329
                                                                -----------    -----------
     Total liabilities......................................      6,461,898        136,743
                                                                -----------    -----------
Partners' Capital:
Limited partners' capital accounts..........................     16,035,439     16,824,232
General partners' capital accounts..........................         46,019         32,441
                                                                -----------    -----------
     Total partners' capital................................     16,081,458     16,856,673
                                                                -----------    -----------
     Total liabilities & partners' capital..................    $22,543,356    $16,993,416
                                                                ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-2

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                            STATEMENT OF OPERATIONS
                 for the years ended December 31, 1998 and 1997

                                                                   1998          1997
                                                                   ----          ----
Operating revenue:
  Rental income.............................................    $1,697,848    $1,672,274
  Finance income............................................       193,114       328,204
                                                                ----------    ----------
     Total operating revenue................................     1,890,962     2,000,478
                                                                ----------    ----------
Operating costs and expenses:
  Depreciation..............................................       227,925       209,859
  General and administrative................................        75,326        89,781
  Provision for unbilled rent...............................        21,567            --
  Provision for impaired financing leases...................       178,838       169,775
                                                                ----------    ----------
     Total operating costs and expenses.....................       503,656       469,415
                                                                ----------    ----------
     Income from operations.................................     1,387,306     1,531,063
                                                                ----------    ----------
Other income (expense):
  Gain (Loss) on sale of equipment..........................        (1,104)        9,299
  Interest expense..........................................       (43,245)           --
  Interest income...........................................         8,763        50,460
  Other.....................................................         6,065         3,190
                                                                ----------    ----------
     Total other income (expense)...........................       (29,521)       62,949
                                                                ----------    ----------
Net income..................................................     1,357,785     1,594,012
Net income allocable to general partner.....................        13,578        15,940
                                                                ----------    ----------
Net income allocable to limited partners....................    $1,344,207    $1,578,072
                                                                ==========    ==========
Net income per limited partnership unit.....................    $    67.33    $    78.91
                                                                ==========    ==========
Weighted average number of limited partnership units
  outstanding...............................................        19,963        19,998
                                                                ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-3

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 for the years ended December 31, 1998 and 1997

                                                      LIMITED       LIMITED       GENERAL        TOTAL
                                                     PARTNERS'     PARTNERS'     PARTNERS'     PARTNERS'
                                                       UNITS       ACCOUNTS      ACCOUNTS       CAPITAL
                                                     ---------     ---------     ---------     ---------
Balance, January 1, 1997.........................     20,000      $17,422,518     $16,501     $17,439,019
Repurchase of limited partnership units..........        (37)         (31,450)                    (31,450)
Distributions -- ($107.26 per unit)..............                  (2,144,908)         --      (2,144,908)
Net income.......................................                   1,578,072      15,940       1,594,012
                                                      ------      -----------     -------     -----------
Balance, January 1, 1998.........................     19,963       16,824,232      32,441      16,856,673
Distributions -- ($106.85 per unit)..............                  (2,133,000)         --      (2,133,000)
Net income.......................................                   1,344,207      13,578       1,357,785
                                                      ------      -----------     -------     -----------
Balance, December 31, 1998.......................     19,963      $16,035,439     $46,019     $16,081,458
                                                      ======      ===========     =======     ===========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-4

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                            STATEMENT OF CASH FLOWS
                 for the years ended December 31, 1998 and 1997

                                                                   1998          1997
                                                                   ----          ----
Cash flows from operating activities:
  Net Income................................................    $1,357,785    $1,594,012
  Adjustments to net income:
     Depreciation...........................................       227,925       209,859
     Loss (gain) on sale of equipment.......................         1,104        (9,299)
     Provision for credit losses............................       178,838       169,775
     (Increase) in unbilled rent, net.......................      (160,594)     (200,438)
     (Increase) in receivables..............................      (143,434)       (9,555)
     Increase in accounts payable and accrued expenses......       147,876        13,179
     (Decrease) in lease rents received in advance..........            --       (43,916)
     (Decrease) in security deposits held on leases.........            --        (6,624)
                                                                ----------    ----------
Net cash provided by operating activities...................     1,609,500     1,716,993
                                                                ----------    ----------
Cash flows from investing activities:
  Purchase and construction advances of real estate for
     operating leases.......................................    (5,691,374)     (926,187)
  Proceeds from disposition of real estate for operating
     leases.................................................            --       572,000
  Proceeds from sale of equipment...........................       263,453        15,842
  Reduction of net investment in financing leases...........       370,263       616,462
                                                                ----------    ----------
Net cash provided by (used in) investing activities.........    (5,057,658)      278,117
                                                                ----------    ----------
Cash flows from financing activities:
  Increase in due from related parties......................      (113,457)       (6,902)
  Increase (decrease) in due to related parties.............       (22,721)       51,655
  Repurchase of limited partnership units...................            --       (31,450)
  Proceeds from issuance of notes payable...................     6,200,000            --
  Issuance costs............................................      (390,066)           --
  Distributions to limited partners.........................    (2,133,000)   (2,144,908)
  Increase in restricted cash...............................      (153,142)           --
                                                                ----------    ----------
Net cash provided by (used in) financing activities.........     3,387,614    (2,131,605)
                                                                ----------    ----------
Net increase (decrease) in cash and cash equivalents........       (60,544)     (136,495)
Cash and cash equivalents, beginning of period..............       553,680       690,175
                                                                ----------    ----------
Cash and cash equivalents, end of period....................    $  493,136    $  553,680
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

     The General Partner upon formation of the Partnership were Captec Franchise Capital Corporation III (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec") and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, the General Partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec.

     The Partnership commenced a public offering of 20,000 limited partnership interests ("Units"), priced at $1,000 per Unit, on August 12, 1994. The Partnership commenced operations on January 24, 1995.

     On December 1, 1997 the Partnership repurchased 25 Units for $21,250 or 85% of the investor's capital account as of December 1, 1997. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. An additional 12 Units were repurchased on December 31, 1997 for $10,200 under the same terms and conditions set forth above. At December 31, 1998, the Partnership had 19,963 units issued and outstanding.

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

          B. RESTRICTED CASH: The Partnership is required to maintain a cash balance in an escrow account until specific post closing requirements have been satisfied related to the note payable.

          C. RENTAL INCOME FROM OPERATING LEASES: The Partnership's operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.

          D. LAND AND BUILDING SUBJECT TO OPERATING LEASES: Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years).

          E. NET INVESTMENT IN FINANCING LEASES: Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

          F. NOTE PAYABLE: The fair value of fixed rate debt approximates the book value.

          G. NET INCOME PER LIMITED PARTNERSHIP INTEREST: Net income per limited partnership interest is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' allocable share of the net income.

                                     F(a)-6

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

1. THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES -- CONTINUED:

          H. INCOME TAXES: No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns.

          I. ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. DISTRIBUTIONS:

     Cash flows of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, except that the General Partner's share is subordinated to a 10% preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership will be allocated 90% to the limited partners and 10% to the General Partner, except that the General Partner's share will be subordinated to an 11% preferred return plus return of the original contributions to the limited partners.

     Distributions of cash flow from operations are paid quarterly in arrears.

3. RELATED PARTY TRANSACTIONS AND AGREEMENTS:

     Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner and the General Partner's affiliates. The Partnership incurred $433,756 and $23,104 in acquisition fees during 1998 and 1997, respectively.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner's affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. There were no asset management fees paid or accrued during 1996. Management fees of $21,220 and $41,440 were incurred during 1998 and 1997, respectively.

     The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions.

                                     F(a)-7

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

4. LAND AND BUILDING SUBJECT TO OPERATING LEASES:

     The net investment in operating leases as of December 31, 1998 and 1997 is comprised of the following:

                                                           1998           1997
                                                           ----           ----
Land................................................    $ 7,330,991    $ 5,482,775
Building and improvements...........................     11,109,390      8,751,982
Construction draws on properties....................      1,485,750
                                                        -----------    -----------
                                                         19,926,131     14,234,757
Less accumulated depreciation.......................       (586,033)      (358,108)
                                                        -----------    -----------
       Total........................................    $19,340,098    $13,876,649
                                                        ===========    ===========

     All construction draws are subject to the terms of a standard lease agreement with the Partnership which fully obligates the tenant to the long-term lease of all amounts advanced under construction draws. At December 31, 1998 the unfunded commitment on properties under construction was $1.5 million.

     The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 1998. The amounts do not include one Boston Chicken property with an aggregate net cost of $1,065,645 at December 31, 1998 that is not currently subject to lease.

1999........................................................    $ 1,814,307
2000........................................................      1,836,008
2001........................................................      1,872,341
2002........................................................      1,914,330
2003........................................................      1,936,550
Thereafter..................................................     23,082,765
                                                                -----------
       Total................................................    $32,456,301
                                                                ===========

5. NET INVESTMENT IN FINANCING LEASES:

     The net investment in financing leases as of December 31, 1998 and 1997 is comprised of the following:

                                                             1998          1997
                                                             ----          ----
Minimum lease payments to be received.................    $1,228,972    $2,292,057
Estimated residual value..............................       193,101       241,327
                                                          ----------    ----------
Gross investment in financing leases..................     1,422,073     2,533,384
Less unearned income..................................      (172,760)     (470,413)
                                                          ----------    ----------
Net investment in financing leases....................    $1,249,313    $2,062,971
                                                          ==========    ==========

     The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 1998:

1999........................................................    $  539,744
2000........................................................       360,021
2001........................................................       150,707
2002........................................................       128,084
2003........................................................        50,416
                                                                ----------
       Total................................................    $1,228,972
                                                                ==========

                                     F(a)-8

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

6. IMPAIRED FINANCING LEASES:

     At December 31, 1998, the Partnership's investment in impaired financing leases was comprised of two leases. The recorded investment in the leases is $398,613 net of a related credit allowance of $348,613. Installment payments on these leases are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive.

7. NOTES PAYABLE:

     In November, 1998, the Partnership entered into a $6.2 million term note, the proceeds of which were used to acquire additional properties. The note has a 10 year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.37% per annum. At December 31, 1998, annual maturities on the note are as follows:

1999........................................................    $       --
2000........................................................            --
2001........................................................       125,348
2002........................................................       136,252
2003........................................................       148,104
Thereafter..................................................     5,790,296
                                                                ----------
       Total................................................    $6,200,000
                                                                ==========

     Debt issuance costs of approximately $390,000 were incurred in connection with the issuance of the note and will be amortized using the straight-line method to interest expense over the term of the note.

8. SUBSEQUENT EVENT:

     Based upon the results of operations for the three month period ended December 31, 1998, the Partnership declared distributions of $463,000 to its limited partners on January 15, 1999.

                                     F(a)-9

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   4           Agreement of Limited Partnership of Registrant (Incorporated
               by reference from Exhibit A of the final Prospectus dated
               August 12, 1994, as supplemented and filed with the
               Securities and Exchange Commission, S.E.C. File No.
               33-77510C).

  4.1          Amended Agreement of Limited Partnership of Registrant.

 10.1 Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C.

  27           Financial Data Schedule

 99.1 Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final
               Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C