Form 10QSB
period 1999-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1999-05-17
CIK 921794

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED             MARCH 31, 1999
                               -------------------------------------------------
                                       OR
[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                                  EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                                   TO
                              -----------------------------------  -------------

COMMISSION FILE NUMBER:                     33-77510-C
                       ---------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable

Transitional Small Business Disclosure Format (check one)   Yes    No  x
                                                               ---    ---

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB


PART I            FINANCIAL INFORMATION                                                               Page

Item 1.           Balance Sheets, March 31, 1999 and December 31, 1998...................................1

                  Statements of Operations for the three months
                  ended March 31, 1999 and 1998..........................................................2

                  Statement of Changes in Partners' Capital for the three months ended March 31, 1999 ..................................................................3

                  Statements of Cash Flows for the three months
                  ended March 31, 1999 and 1998..........................................................4

                  Notes to Financial Statements..........................................................5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................7


PART II           OTHER INFORMATION......................................................................9

SIGNATURES..............................................................................................11

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                  BALANCE SHEET



                                                           (Unaudited)
                                                             MARCH 31,   DECEMBER 31,
                                                               1999           1998
                                     ASSETS

Cash and cash equivalents                                  $   575,878   $   493,136
Restricted cash                                                 86,884       153,142
Investment in property under leases:
   Operating leases, net                                    19,682,829    19,340,098
   Financing leases, net                                     2,576,521     1,249,313
   Impaired financing leases, net                               56,866        50,000
Accounts receivable                                            251,378       154,948
Unbilled rent, net                                             613,887       571,705
Due from related parties                                       126,279       140,948
Deferred financing costs, net                                  441,446       390,066
                                                           -----------   -----------

    Total assets                                           $24,411,968   $22,543,356
                                                           ===========   ===========


                         LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses                   $   123,020   $   165,907
   Due to related parties                                       79,262        36,662
   Notes Payable                                             8,194,000     6,200,000
   Security deposits held on leases                             59,329        59,329
                                                           -----------   -----------

    Total liabilities                                        8,455,611     6,461,898
                                                           -----------   -----------

Partners' Capital:
Limited partners' capital accounts                          15,906,982    16,035,439
General partners' capital accounts                              49,375        46,019
                                                           -----------   -----------

    Total partners' capital                                 15,956,357    16,081,458
                                                           -----------   -----------

    Total liabilities & partners' capital                  $24,411,968   $22,543,356
                                                           ===========   ===========


The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                       1999       1998
Operating revenue:
   Rental income                                     $543,189   $427,770
   Finance income                                      16,200     59,216
                                                     --------   --------

                Total operating revenue               559,389    486,986
                                                     --------   --------

Operating costs and expenses:
   Depreciation                                        68,908     54,700
   General and administrative                          17,534     29,317
   Amortization of debt issuance costs                 11,319       --
   Interest Expense                                   130,677       --
                                                     --------   --------

                Total operating costs and expenses    228,438     84,017
                                                     --------   --------

                Income from operations                330,951    402,969
                                                     --------   --------

Other income:
   Interest income                                      1,902        156
   Gain on sale of equipment                             --        4,713
   Other                                                2,739      1,019
                                                     --------   --------

                Total other income                      4,641      5,888
                                                     --------   --------

Net income                                            335,592    408,857

Net income allocable to general partner                 3,356      4,089
                                                     --------   --------

Net income allocable to limited partners             $332,236   $404,768
                                                     ========   ========

Net income per limited partnership unit              $  16.64   $  20.28
                                                     ========   ========

Weighted average number of limited partnership
   units outstanding                                   19,963     19,963
                                                     ========   ========


The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL for the three months ended March 31, 1999
                                   (Unaudited)


                                         Limited      Limited         General        Total
                                        Partners'     Partners'       Partners'    Partners'
                                          Units       Accounts        Accounts      Capital
Balance, December 31, 1998                19,963     16,035,439          46,019     16,081,458


Distributions - ($23.08 per unit)           --         (460,693)           --         (460,693)

Net income                                  --          332,236           3,356        335,592
                                    ------------   ------------    ------------   ------------

Balance, March 31, 1999                   19,963   $ 15,906,982    $     49,375   $ 15,956,357
                                    ============   ============    ============   ============

The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                           1999           1998
Cash flows from operating activities:
   Net Income                                                          $   335,592    $   408,857
   Adjustments to net income:
        Depreciation                                                        68,908         54,700
        Amortization of debt issuance costs                                 11,319           --
        Gain on sale of equipment                                             --           (4,713)
        (Increase) in unbilled rent                                        (42,182)       (11,771)
        (Increase) decrease in accounts receivable                         (96,430)        10,825
        Increase (decrease) in accounts payable and accrued expenses       (42,888)        31,693
                                                                       -----------    -----------

Net cash provided by operating activities                                  234,319        489,591
                                                                       -----------    -----------

Cash flows from investing activities:
   Purchase and construction advances of real estate
        for operating leases                                              (411,639)          --
   Purchase of equipment for financing leases                           (1,459,099)          --
   Principal payments on financing leases                                  125,026        362,831
                                                                       -----------    -----------

Net cash used in investing activities                                   (1,745,712)       362,831
                                                                       -----------    -----------

Cash flows from financing activities:
   Decrease (increase) in due from related parties                          14,669           (373)
   Increase (decrease) in due to related parties                            42,600        (29,413)
   Proceeds from issuance of notes payable                               1,994,000           --
   Debt issuance costs                                                     (62,699)          --
   Issuance of limited partnership units                                      --             --
   Offering costs                                                             --             --
   Distributions to limited partners                                      (460,693)      (541,693)
   Decrease in restricted cash                                              66,258           --
                                                                       -----------    -----------

Net cash provided by financing activities                                1,594,135       (571,479)
                                                                       -----------    -----------

Net (decrease) increase in cash and cash equivalents                        82,742        280,943

Cash and cash equivalents, beginning of period                             493,136        553,680
                                                                       -----------    -----------

Cash and cash equivalents, end of period                               $   575,878    $   834,623
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

       The Partnership commenced a public offering of 20,000 limited partnership interests ("Units") on August 12, 1994 and reached final funding in August, 1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units. At March 31, 1999, the Partnership had 19,963 units issued and outstanding.

       Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

       The balance sheet of the Partnership as of March 31, 1999 and the statements of operations and cash flows for the period ending March 31, 1999 and 1998 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          NOTES TO FINANCIAL STATEMENTS




2.     LAND AND BUILDING SUBJECT TO OPERATING LEASES:

       The net investment in operating leases as of March 31, 1999 is comprised of the following:


          Land                               $  8,126,891
          Building and improvements            11,662,240
          Construction draws on properties        548,639
                                             ------------

                                               20,337,770
          Less accumulated depreciation          (654,941)
                                             ------------
          Total                              $ 19,682,829
                                             ============

3.     NET INVESTMENT IN FINANCING LEASES:

       The net investment in financing leases as of March 31, 1999 is comprised of the following:


          Minimum lease payments to be received   $ 3,075,764
          Estimated residual value                    193,101
                                                  -----------

          Gross investment in financing leases      3,268,865
                                                  -----------
          Less unearned income                       (692,344)
                                                  -----------
          Net investment in financing leases      $ 2,576,521
                                                  ===========

4.     NOTES PAYABLE:

       In November, 1998, the Partnership entered into a $6.2 million term note, the proceeds of which were used to acquire additional properties. The note has a 10 year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of 8.37% per annum.

       In March, 1999, the Partnership entered into an additional $2.0 million term note. The note also has a 10 year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum.

       Debt issuance costs of approximately $453,000 in aggregate were incurred in connection with the issuance of the notes, and will be amortized using the straight-line method to interest expense over the 10 year term.

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

         In November, 1998 the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $1.994 million term note in March, 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10 year term, are collaterized by certain properties subject to operating leases, and bear interest at rates ranging from 8.37 to 8.5% per annum.

         During the three months ended March 31, 1999, the Partnership funded $401,639, including acquisition fees, for two real estate properties under construction. One of the construction properties was completed in March, 1999 at a total cost of $1,338,750. At March 31, 1999, the unfunded commitment on the remaining property under construction was $1.1 million. The Partnership also purchased four equipment leases in the quarter for $1,459,100, including acquisition fees.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION



         At March 31, 1999, the partnership had a portfolio of 16 properties located in 10 states, with a cost of $20.3 million, including one property under construction, and ten performing equipment leases with an original investment of $3.7 million. As of March 31, 1999 the Partnership's investments were allocated approximately 85% to properties and 15% to equipment. This allocation is expected to change as additional properties and equipment are acquired. The final asset mix allocation is expected to be at least 75%, but not more than 90% properties and up to 25%, but not less than 10% equipment.

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


RESULTS OF OPERATIONS:

         THREE MONTHS ENDED MARCH 31, 1999. During the three months ended March 31, 1999 (the "Quarter") total operating revenue increased 15% to $559,000 as compared to $487,000 for the three months ended March 31, 1998 (the "1998 Quarter"). The increase in revenues resulted from the acquisition of additional properties in December, 1998, offset by the impairment of two equipment financing leases.

         General and administrative expenses were approximately $69,000 for the Quarter as compared to approximately $55,000 for the 1998 Quarter.

         Interest expense in the amount of $131,000 and amortization expense of $11,000 were incurred during the Quarter related to the notes payable issuance. Other income declined to $4,641 in the Quarter from $5,888 in the 1998 Quarter.

         As a result of the foregoing, the Partnership's net income decreased 18% to $336,000 for the Quarter as compared to $409,000 for the 1998 Quarter.

         DISTRIBUTIONS. The Partnership announced first quarter distributions of $500,000, of which $432,000 was distributed to its limited partners on April 16, 1999 and the remaining $68,000 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           PART II - OTHER INFORMATION

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

           4.1 Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.1 Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.2 Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C.

           27              Financial Data Schedule

           99.1 Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424 (b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C)

           (b) Reports on Form 8-K:

           There were no reports filed on Form 8-K for the first quarter ended March 31, 1999.

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

                              By:     Captec Net Lease Realty, Inc.
                                      Managing General Partner of
                                      Captec Franchise Capital Partners L.P. III



                              By:      /s/  W. Ross Martin
                                       -----------------------------------------
                                       W. Ross Martin
                                       Executive Vice President,
                                       Chief Financial Officer

                              Date:    May 14, 1999

                                 EXHIBIT INDEX



Number    Exhibit
------    -------

4 Agreement of Limited Partnership of Registrant. (Incorporated by reference from Exhibit B of the final Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No. 33-77510C)

4.1 Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

10.1 Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

10.2 Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C.

27        Financial Data Schedule

99.1 Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C)