Form 10QSB
period 1999-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1999-08-13
CIK 921794

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED               JUNE 30, 1999
                               -------------------------------------------------
                                       OR
[    ]             TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                                   TO
                               ---------------------------------    -----------

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

                                 (734) 994-5505
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                          ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Not Applicable.
                                            --------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable
                                           --------------
Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                              ---    ---

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION                                              Page


Item 1.  Balance Sheet, June 30, 1999 and December 31, 1998...................1

         Statement of Operations for the three and six months
         ended June 30, 1999 and 1998.........................................2

         Statement of Changes in Partners' Capital for the six months ended June 30, 1999 .................................................3

         Statement of Cash Flows for the six months
         ended June 30, 1999 and 1998.........................................4

         Notes to Financial Statements........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................7


PART II  OTHER INFORMATION....................................................9

SIGNATURES....................................................................11

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                  BALANCE SHEET



                                                                                   (Unaudited)
                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      1999               1998
                                                       ASSETS

Cash and cash equivalents                                                          $   943,726         $   493,136
Restricted cash                                                                        128,785             153,142
Investment in property under leases:
   Operating leases, net                                                            18,545,484          19,340,098
   Financing leases, net                                                             2,953,606           1,249,313
   Impaired financing leases, net                                                       27,492              50,000
Accounts receivable                                                                    193,811             154,948
Unbilled rent, net                                                                     695,489             571,705
Due from related parties                                                                64,384             140,948
Deferred financing costs, net                                                          450,799             390,066
                                                                                   -----------         -----------

    Total assets                                                                   $24,003,576         $22,543,356
                                                                                   ===========         ===========


                                           LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                           $   102,501         $   165,907
   Due to related parties                                                               14,397              36,662
   Notes payable                                                                     8,194,000           6,200,000
   Security deposits held on leases                                                     59,329              59,329
                                                                                   -----------         -----------

    Total liabilities                                                                8,370,227           6,461,898
                                                                                   -----------         -----------

Partners' capital:
Limited partners' capital accounts                                                  15,606,865          16,035,439
General partner's capital accounts                                                      26,484              46,019
                                                                                   -----------         -----------

    Total partners' capital                                                         15,633,349          16,081,458
                                                                                   -----------         -----------

    Total liabilities & partners' capital                                          $24,003,576         $22,543,356
                                                                                   ===========         ===========

The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended                       Six months ended
                                                                       June 30,                                June 30,
                                                               -----------------------                 -------------------------
                                                               1999               1998                 1999                1998
                                                               ----                ----                ----                 ----
Operating revenue:
   Rental income                                           $   589,773          $   427,770         $ 1,132,962          $   855,540
   Finance income                                               60,946               48,624              77,146              107,840
                                                           -----------          -----------         -----------          -----------
                Total operating revenue                        650,719              476,394           1,210,108              963,380
                                                           -----------          -----------         -----------          -----------
Operating costs and expenses:
   Depreciation                                                 75,263               54,700             144,171              109,400
   General and administrative                                   25,611               17,108              43,145               46,424
   Amortization of debt issuance costs                          12,407                 --                23,726                 --
   Interest expense                                            172,108                 --               302,784                 --
                                                           -----------          -----------         -----------          -----------
                Total operating costs and expenses             285,389               71,808             513,826              155,824
                                                           -----------          -----------         -----------          -----------
                Income from operations                         365,330              404,586             696,282              807,556
                                                           -----------          -----------         -----------          -----------
Other income (loss):
   Interest income                                                 364                  160               2,266                  316
   Gain on sale of equipment                                     3,288                 --                 3,288                4,713
   Loss on sale of real estate                                (168,226)                --              (168,226)                --
   Other                                                         3,308                  228               6,047                1,247
                                                           -----------          -----------         -----------          -----------
                Total other income (loss)                     (161,266)                 388            (156,625)               6,276
                                                           -----------          -----------         -----------          -----------
Net income                                                     204,064              404,974             539,657              813,832
Net income allocable to general partner                          2,041                4,050               5,397                8,138
                                                           -----------          -----------         -----------          -----------
Net income allocable to limited partners                   $   202,023          $   400,924         $   534,260          $   805,694
                                                           ===========          ===========         ===========          ===========
Net income per limited partnership unit                    $     10.12          $     20.08         $     26.76          $     40.36
                                                           ===========          ===========         ===========          ===========
Weighted average number of limited partnership
   units outstanding                                            19,963               19,963              19,963               19,963










The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     for the six months ended June 30, 1999
                                   (Unaudited)


                                               Limited           Limited                General             Total
                                              Partners'          Partners'             Partner's           Partners'
                                                Units            Accounts               Accounts            Capital
                                                -----            --------               --------            -------


Balance, December 31, 1998                      19,963           16,035,439                46,019            16,081,458


Distributions - ($48.23 per unit)                 --               (962,834)              (24,932)             (987,766)

Net income                                        --                534,260                 5,397               539,657
                                          ------------         ------------          ------------          ------------

Balance, June 30, 1999                          19,963         $ 15,606,865          $     26,484          $ 15,633,349
                                          ============         ============          ============          ============




The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998
                                   (Unaudited)



                                                                                    1999                 1998

Cash flows from operating activities:
   Net Income                                                                  $   539,657          $   813,832
   Adjustments to net income:
        Depreciation                                                               144,171              109,400
        Amortization of debt issuance costs                                         23,726                 --
        (Gain) on sale of equipment                                                 (3,288)              (4,713)
        Loss on sale of real estate                                                130,172                 --
        Increase in unbilled rent                                                 (123,784)             (87,287)
        (Increase) decrease in accounts receivable                                 (38,863)              11,308
        (Decrease) increase in accounts payable and accrued expenses               (63,406)              25,026
                                                                               -----------          -----------

Net cash provided by operating activities                                          608,385              867,566
                                                                               -----------          -----------

Cash flows from investing activities:
   Purchase and construction advances for properties subject
        to operating leases                                                       (421,108)                --
   Proceeds from disposition of properties subject to operating leases             941,378                 --
   Proceeds from sale of equipment                                                  30,000                 --
   Purchase of equipment for financing leases                                   (1,955,999)                --
   Principal payments on financing leases                                          247,503              462,828
                                                                               -----------          -----------

Net cash used in investing activities                                           (1,158,226)             462,828
                                                                               -----------          -----------

Cash flows from financing activities:
   Decrease (increase) in due from related parties                                  76,564              (54,941)
   (Decrease) increase in due to related parties                                   (22,265)               5,814
   Proceeds from issuance of notes payable                                       1,994,000                 --
   Debt issuance costs                                                             (84,459)                --
   Distributions to limited partners                                              (962,834)          (1,082,846)
   Distributions to general partner                                                (24,932)                --
   Decrease in restricted cash                                                      24,357                 --
                                                                               -----------          -----------

Net cash provided by financing activities                                        1,000,431           (1,131,973)
                                                                               -----------          -----------

Net (decrease) increase in cash and cash equivalents                               450,590              198,421

Cash and cash equivalents, beginning of period                                     493,136              553,680
                                                                               -----------          -----------

Cash and cash equivalents, end of period                                       $   943,726          $   752,101
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

       The Partnership commenced a public offering of 20,000 limited partnership interests ("Units") on August 12, 1994 and reached final funding in August, 1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units. At June 30, 1999, the Partnership had 19,963 units issued and outstanding.

       Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

       The balance sheet of the Partnership as of June 30, 1999 and the statements of operations and cash flows for the period ending June 30, 1999 and 1998 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          NOTES TO FINANCIAL STATEMENTS




2.     LAND AND BUILDING SUBJECT TO OPERATING LEASES:

       The net investment in operating leases as of June 30, 1999 is comprised of the following:



           Land                                                                       $  7,873,546
           Building and improvements                                                    11,380,683
                                                                                      ------------

                                                                                        19,254,229
           Less accumulated depreciation                                                  (708,745)
                                                                                      -------------
           Total                                                                      $ 18,545,484
                                                                                      ============



3.     NET INVESTMENT IN FINANCING LEASES:

       The net investment in financing leases as of June 30, 1999 is comprised of the following:


           Minimum lease payments to be received                                      $  3,547,532
           Estimated residual value                                                        193,101
                                                                                      ------------

           Gross investment in financing leases                                          3,740,633
           Less unearned income                                                           (787,027)
                                                                                      ------------
           Net investment in financing leases                                         $  2,953,606
                                                                                      ============



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

       Debt issuance costs of approximately $475,000 in aggregate were incurred in connection with the issuance of the notes, and are being amortized using the straight-line method to interest expense over the 10 year term.

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

         In November, 1998 the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March, 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10 year term, are collaterized by certain properties subject to operating leases, and bear interest at rates ranging from 8.37 to 8.5% per annum.

         During the six months ended June 30, 1999, the Partnership funded approximately $421,000 for two real estate properties. The Partnership also purchased seven equipment leases during the six months ended June 30, 1999 for approximately $1,956,000.

         At June 30, 1999, the partnership had a portfolio of 14 properties located in 10 states, with a cost of $19.3 million, and thirteen performing equipment leases with an original investment of $4.2 million. As of June 30, 1999 the Partnership's investments were allocated approximately 82% to properties and 18% to equipment.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION



         The Partnership expects to require limited amounts of liquid assets since the properties and equipment leases require lessees to pay all taxes and assessments, maintenance and repairs items (except, with respect to double net properties, costs associated with the maintenance and repair of the exterior walls and roof of the property) and insurance premiums, including casualty insurance. The general partners expect that the cash flow to be generated by the Partnership's properties and equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.


RESULTS OF OPERATIONS:

         For the six months ended June 30, 1999, the Partnership earned revenues of approximately $1,218,000 as compared to $965,000 for the six months ended June 30, 1998. Total revenue for the period ended June 30, 1999 is comprised of $1,133,000 of rental income, $77,000 of equipment lease finance income, $2,000 of interest income, and $6,000 of other income. The increase in revenues resulted from the acquisition of additional properties during the past 12 months, offset by the decrease in finance income due to the impairment of two equipment leases.

         For the six months ended June 30, 1999, the Partnership incurred expenses of approximately $514,000 as compared to $156,000 for the six months ended June 30, 1998. Total expenses for the period ended June 30, 1999 is comprised of $144,000 of depreciation expense, $43,000 of general and administrative expenses, $24,000 of amortization costs, and $303,000 of interest expense. The increase in expenses is primarily due to interest expense and amortization related to the debt financing.

         The Partnership also incurred a net loss of approximately $164,000 on the disposition of vacant property and impaired equipment leases for the six months ended June 30, 1999.

         As a result of the above the Partnership earned net income of approximately $540,000 for the six months ended June 30, 1999.

         DISTRIBUTIONS. The Partnership announced second quarter distributions of $510,000, of which $440,000 was distributed to its limited partners on July 15, 1999 and the remaining $70,000 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

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

           None

Item 5.    Other Information

           None

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a) The following exhibits are included herein or incorporated by reference:
           Number          Exhibit
           ------         --------

           4               Agreement of Limited Partnership of Registrant.
                           (Incorporated by reference from Exhibit B of the final Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S. E. C. File No. 33-77510C)

           4.1 Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.1 Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.2 Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-QSB for the quarter ended March 31, 1999)

           27              Financial Data Schedule

           99.1 Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424 (b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C)

           (b) Reports on Form 8-K:

           There were no reports filed on Form 8-K for the second quarter ended June 30, 1999.

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

                                     By:    Captec Net Lease Realty, Inc.
                                            Managing General Partner of
                                            Captec Franchise Capital Partners
                                            L.P. III



                                     By:    /s/  W. Ross  Martin
                                            ------------------------------------
                                            W. Ross Martin
                                            Executive Vice President,
                                            Chief Financial Officer

                                     Date:  August 13, 1999

                                  Exhibit Index
                                 --------------

Exhibit No.              Description
-----------              -----------

   27                    Financial Data Schedule