Form 10QSB
period 1999-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 1999-11-15
CIK 921794

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----
                       Commission file number: 33-77510-C


                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   38-3160141
                      (IRS Employer Identification Number)

                 24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                  P.O. Box 544, Ann Arbor, Michigan 48106-0544
          (Address of principal executive offices, including zip code)

                                 (734) 994-5505
                           (Issuer's telephone number)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                 ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court: Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not applicable

Transitional Small Business Disclosure Format (check one)     Yes      No  X
                                                                 ------  ------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB

     ITEM NO.                                                                                PAGE
     --------                                                                                ----
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Balance Sheet, September 30, 1999 and December 31, 1998                         3

                Statement of Operations for the three and nine months
                ended September 30, 1999 and 1998                                               4

                Statement of Changes in Partners' Capital for the nine months
                ended September 30, 1999                                                        5

                Statement of Cash Flows for the nine months
                ended September 30, 1999 and 1998                                               6

                Notes to Financial Statements                                               7 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                  9 - 10

PART II         OTHER INFORMATION
                Other Information                                                         11 - 12

SIGNATURES                                                                                     13

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                  BALANCE SHEET


                                                                               (Unaudited)
                                                                               September 30,       December 31,
                                                                                   1999               1998
                                                   ASSETS
Cash and cash equivalents                                                     $     392,370    $     493,136
Restricted cash                                                                     175,766          153,142
Investment in property under leases:
  Operating leases, net                                                          19,178,626       19,340,098
  Financing leases, net                                                           2,728,875        1,249,313
  Impaired financing leases, net                                                     27,492           50,000
Accounts receivable                                                                  97,575          154,948
Unbilled rent, net                                                                  775,489          571,705
Due from related parties                                                             12,830          140,948
Deferred financing costs, net                                                       438,299          390,066
                                                                              -------------    -------------

  Total assets                                                                $  23,827,322    $  22,543,356
                                                                              =============    =============

                                    LIABILITIES & PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued expenses                                       $      87,156        $ 165,907
  Due to related parties                                                              4,111           36,662
  Notes payable                                                                   8,194,000        6,200,000
  Security deposits held on leases                                                   54,774           59,329
                                                                              -------------    -------------
   Total liabilities                                                              8,340,041        6,461,898
                                                                              -------------    -------------
Partners' capital:
Limited partners' capital accounts                                               15,467,770       16,035,439
General partner's capital accounts                                                   19,511           46,019
                                                                              -------------    -------------
  Total partners' capital                                                        15,487,281       16,081,458
                                                                              -------------    -------------
  Total liabilities & partners' capital                                       $  23,827,322    $  22,543,356
                                                                              =============    =============


The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                             Three months ended            Nine months ended
                                                               September 30,                 September 30,
                                                          -------------------------    ---------------------------

                                                             1999          1998              1999           1998
                                                             ----          ----              ----           ----
Operating revenue:
 Rental income                                             $ 571,628     $ 427,770        $ 1,704,590     $ 1,283,310
 Finance income                                               66,116        44,633            143,262         152,473
 Interest and other income                                     1,685         3,376              9,998           4,938
                                                           ---------     ---------        -----------     -----------

             Total operating revenue                         639,429       475,779          1,857,850       1,440,721
                                                           ---------     ---------        -----------     -----------

Operating costs and expenses:
 Depreciation                                                 72,870        54,700            217,041         164,100
 General and administrative                                   13,352        15,401             56,497          61,826
 Amortization of debt issuance costs                          11,812           -               35,538             -
 Interest expense                                            172,108           -              474,892             -
                                                           ---------     ---------        -----------     -----------

             Total operating costs and expenses              270,142        70,101            783,968         225,926
                                                           ---------     ---------        -----------     -----------

             Income from operations                          369,287       405,678          1,073,882       1,214,795
                                                           ---------     ---------        -----------     -----------

Other income (loss):
 Gain on sale of equipment                                     6,528           -                1,012           4,713
 Loss on sale of real estate                                     -             -             (159,422)            -
                                                           ---------     ---------        -----------     -----------

Net income                                                   375,815       405,678            915,472       1,219,508

Net income allocable to general partner                        3,758         4,057              9,155          12,195
                                                           ---------     ---------        -----------     -----------

Net income allocable to limited partners                   $ 372,057     $ 401,621        $   906,317     $ 1,207,313
                                                           =========     =========        ===========     ===========

Net income per limited partnership unit                    $   18.64     $   20.12        $     45.40     $     60.48
                                                           =========     =========        ===========     ===========

Weighted average number of limited partnership
 units outstanding                                            19,963        19,963             19,963          19,963



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  For the Nine Months Ended September 30, 1999
                                  (unaudited)


                                                Limited       Limited          General          Total
                                               Partners'     Partners'        Partner's       Partners'
                                                 Units        Accounts        Accounts         Capital
                                                 -----        --------        --------         -------
Balance, December 31, 1998                      19,963    $  16,035,439     $   46,019     $  16,081,458


Distributions - ($73.84 per unit)                  -         (1,473,986)       (35,663)       (1,509,649)

Net income                                         -            906,317          9,155           915,472
                                               -------    -------------     ----------     -------------

Balance, September 30, 1999                     19,963    $  15,467,770     $   19,511     $  15,487,281
                                               =======    =============     ==========     =============

The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                            STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998
                                  (unaudited)



                                                                                   1999            1998
Cash flows from operating activities:
 Net Income                                                                   $   915,472  $   1,219,508
 Adjustments to net income:
   Depreciation                                                                   217,041        164,100
   Amortization of debt issuance costs                                             35,538            -
   Gain on sale of equipment                                                       (1,012)        (4,713)
   Loss on sale of real estate                                                    159,422            -
   Increase in unbilled rent                                                     (203,784)      (126,065)
   Decrease in accounts receivable                                                 57,373         11,361
   Decrease in security deposits                                                   (4,555)           -
   Decrease in accounts payable and accrued expenses                              (78,751)        (5,147)
   Increase in restricted cash                                                    (22,624)           -
   Decrease (increase) in due from related parties                                128,118       (300,355)
   (Decrease) increase in due to related parties                                  (32,551)        43,725
                                                                              -----------  -------------
Net cash provided by operating activities                                       1,169,687      1,002,414
                                                                              -----------  -------------
Cash flows from investing activities:
 Purchase and construction advances for properties subject
   to operating leases                                                         (1,127,119)           -
 Proceeds from disposition of properties subject to operating leases              912,128            -
 Proceeds from sale of equipment                                                   98,389            -
 Purchase of equipment for financing leases                                    (1,955,999)           -
 Principal payments on financing leases                                           401,568        571,256
                                                                              -----------  -------------
Net cash used in investing activities                                          (1,671,033)       571,256
                                                                              -----------  -------------
Cash flows from financing activities:
 Proceeds from issuance of notes payable                                        1,994,000            -
 Debt issuance costs                                                              (83,771)           -
 Distributions to limited partners                                             (1,473,986)    (1,614,845)
 Distributions to general partner                                                 (35,663)           -
                                                                              -----------  -------------
Net cash provided by financing activities                                         400,580     (1,614,845)
                                                                              -----------  -------------
Net (decrease) increase in cash and cash equivalents                             (100,766)       (41,175)

Cash and cash equivalents, beginning of period                                    493,136        553,680
                                                                              -----------  -------------
Cash and cash equivalents, end of period                                      $   392,370  $     512,505
                                                                              ===========  =============

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

         The Partnership commenced a public offering of 20,000 limited partnership interests ("Units") on August 12, 1994 and reached final funding in August, 1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units. At September 30, 1999, the Partnership had 19,963 Units issued and outstanding.

         Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

         The balance sheet of the Partnership as of September 30, 1999 and the statements of operations and cash flows for the period ending September 30, 1999 and 1998 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year.


2.       LAND AND BUILDING SUBJECT TO OPERATING LEASES:

         The net investment in operating leases as of September 30, 1999 is comprised of the following:
         Land                                                $  8,163,346
         Building and improvements                             11,796,894
                                                             ------------
                                                               19,960,240
         Less accumulated depreciation                           (781,614)
                                                             ------------
         Total                                               $ 19,178,626
                                                             ============

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          NOTES TO FINANCIAL STATEMENTS



3.       NET INVESTMENT IN FINANCING LEASES:

         The net investment in financing leases as of September 30, 1999 is comprised of the following:
               Minimum lease payments to be received           $   3,269,497
               Estimated residual value                              177,101
                                                               ---------------
               Gross investment in financing leases                3,446,598
               Less unearned income                                 (717,723)
                                                               ---------------
               Net investment in financing leases              $   2,728,875
                                                               ===============

4.       NOTES PAYABLE:

         In November, 1998, the Partnership entered into a $6.2 million term note, the proceeds of which were used to acquire additional properties. The note has a 10-year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of 8.37% per annum.

         In March, 1999, the Partnership entered into an additional $2.0 million term note. The note also has a 10-year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum.

         Debt issuance costs of approximately $474,000 in aggregate were incurred in connection with the issuance of the notes, and are being amortized using the straight-line method over the 10-year term.

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


LIQUIDITY AND CAPITAL COMMITMENTS

The Partnership commenced the offering (the "Offering") of up to 20,000 limited partnership units ("Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Offering reached final funding on August 12, 1996 with subscriptions for the entire offering of 20,000 Units. Net proceeds after offering expenses were approximately $17.4 million.

In November, 1998 the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March, 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10-year term, are collaterized by certain properties subject to operating leases, and bear interest at rates ranging from 8.37 to 8.5% per annum.

During the nine months ended September 30, 1999, the Partnership funded approximately $1.1 million for four real estate properties. The Partnership also purchased seven equipment leases during the nine months ended September 30, 1999 for approximately $2.0 million.

At September 30, 1999 the Partnership had a portfolio of 15 properties located in 10 states, with a cost of $20.0 million, and 12 performing equipment leases with an original investment of $4.0 million. As of September 30, 1999 the Partnership's investments were allocated approximately 83% to properties and 17% to equipment.

The Partnership expects to require limited amounts of liquid assets since the properties and equipment leases require the lessees to pay all taxes and assessments, maintenance and repair items (except, with respect to double net properties, costs associated with maintenance and repair of the exterior walls and roof of the property) and insurance premiums, including casualty insurance. The general partners expect that the cash flow to be generated by the Partnership's properties and equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999. During the three months ended September 30, 1999 (the "Quarter") total revenue increased 34% to $639,000 as compared to $476,000 for the three months ended September 30, 1998 (the "1998 Quarter"). Rental revenue from operating leases for the Quarter increased 34% to $572,000 as compared to $428,000 for the 1998 Quarter primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Earned income from financing leases for the Quarter increased 47% to $66,000 as compared to $45,000 for the 1998 Quarter as a result of the addition of seven equipment leases in the preceding periods offset by the impairment of two equipment leases.

Operating expenses were approximately $270,000 for the Quarter as compared to $70,000 for the 1998 Quarter. Total operating expenses for the Quarter is comprised of $73,000 of depreciation expense, $13,000 of general and administrative expenses, $12,000 of amortization costs, and $172,000 of interest expense. The increase in operating expenses for the Quarter as compared to the 1998 Quarter is due to interest expense and amortization related to the debt financing and increased depreciation expense for new property acquisitions.

As a result of the foregoing, the Partnership's net income decreased 7% to $376,000 for the Quarter as compared to $406,000 for the 1998 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1999. During the nine months ended September 30, 1999 ("1999") total revenue increased 29% to $1,858,000 as compared to $1,441,000 for the nine months ended September 30, 1998 ("1998"). Rental revenue from operating leases for 1999 increased 33% to $1,705,000 as compared to $1,283,000 for 1998 primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Earned income from financing leases for 1999 decreased 6% to $143,000 as compared to $153,000 for 1998 as a result of the impairment of two equipment leases offset by the addition of four financing leases in April, 1999 and three financing leases in June, 1999.

Operating expenses were approximately $784,000 for 1999 as compared to $226,000 for 1998. Total operating expenses for 1999 is comprised of $217,000 of depreciation expense, $56,000 of general and administrative expenses, $36,000 of amortization costs, and $475,000 of interest expense. The increase in operating expenses for 1999 as compared to 1998 is due to interest expense and amortization related to the debt financing and increased depreciation expense for new property acquisitions.

The Partnership incurred a net loss of approximately $159,000 on the disposition of vacant property and impaired equipment leases for the nine months ended September 30, 1999.

As a result of the foregoing, the Partnership's net income decreased 25% to $915,000 for 1999 as compared to $1,220,000 for 1998.


DISTRIBUTIONS. The Partnership announced third quarter distributions of $512,000, of which $440,644 was distributed to its Limited Partners on October 15, 1999 and the remaining $71,356 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS. None.

ITEM 2.  CHANGES IN SECURITIES. None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.  OTHER INFORMATION. None.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are included herein or incorporated by reference:

         Number            Exhibit
         ------            -------

         4 Agreement of Limited Partnership of Registrant. (Incorporated by reference from Exhibit B of the final Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, SEC File No. 33-77510C)

         4.1 Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

         10.1 Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

         10.2 Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-QSB for the quarter ended March 31, 1999)

         27       Financial Data Schedule

         99.1 Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. SEC File No. 33-77510C)

         (b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K for the third quarter ended September 30, 1999.

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


                              By:    Captec Net Lease Realty, Inc.
                                     Managing General Partner of
                                     Captec Franchise Capital Partners L.P. III


                              By:    /s/ W. Ross Martin
                                     -------------------------------------------
                                     W. Ross Martin
                                     Executive Vice President,
                                     Chief Financial Officer

                                     Date:      November 15, 1999

                                  Exhibit Index
                                  -------------

Exhibit No.                     Description
-----------                     -----------
     27                         Financial Data Schedule