Form 10KSB40
period 1999-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2000-03-30
CIK 921794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-KSB

(MARK ONE)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  ___ No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     At December 31, 1999 subscriptions for 20,000 units of limited partnership interest (the "Units") had been accepted, representing an aggregate amount of $20,000,000. At December 31, 1999, 19,884 Units were issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

                      DOCUMENTS INCORPORATED BY REFERENCE

     A portion of the Prospectus of the Registrant dated August 12, 1994, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-77510C, and is incorporated by reference in Part III of this Annual Report on Form 10-KSB.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Captec Franchise Capital Partners L.P. III (the "Partnership") is a Delaware limited partnership formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such properties. The general partners upon formation of the Partnership were Captec Franchise Capital Corporation III ("Captec") and Patrick L. Beach, an individual. In August 1998, the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc. ("Captec Net Lease"), an affiliate of Captec, for $1,483,000. Captec Net Lease, Captec, and Mr. Beach are collectively referred to as the "General Partners."

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

     On January 24, 1995, the Partnership commenced operations. The Offering reached final funding in August, 1996, with subscriptions for the entire 20,000 Units and funds from 1,392 limited partners totaling $20,000,000. During December, 1997, the Partnership repurchased a total of 37 Units for $31,450, or 85% of the investor's capital account. An additional 79 Units were repurchased in December, 1999 for $59,625, or 75% of the investor's capital account. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At December 31, 1999, the Partnership had 19,884 Units issued and outstanding.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     As of December 31, 1999, the Partnership had a portfolio of 15 properties located in 10 states, with a cost basis of $20.0 million and 12 performing equipment leases with an original investment of $4.0 million. The Properties are leased to 12 operators of restaurant concepts such as Red Robin and Denny's and one retail operator, Hollywood Video. As of December 31, 1999, leases to Red Robin International, Inc., DenAmerica Corp., and Foodmaker, Inc. represented 11.1%, 9.1%, and 7.6% of the annualized rent from the Properties. Any failure of these leases could materially affect the Partnership's income.

     In October of 1998, Boston Chicken Inc. and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, one of the Partnership's Boston Chicken leases was rejected and classified as vacant as of December 31, 1998. Boston Chicken, Inc. and its affiliates operating in Chapter 11 collectively agreed to assume one lease with slightly modified terms. The Partnership has one additional lease to a Boston Chicken affiliate that is not currently operating in bankruptcy. The vacant Boston Chicken property was sold in April 1999, and the proceeds were reinvested in properties and equipment.

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

     The Partnership has one impaired equipment lease at December 31, 1999, with a recorded investment of $181,329 net of a related allowance of $153,837. The net investment in the impaired lease represents the estimated proceeds that the Partnership expects to receive.

     The following is a summary description of the Property and Equipment leases as of December 31, 1999.

                                                                          TOTAL ASSET
                                                                             COST                             DATE OF
                                                                           INCLUDING     ASSET                  NEXT
                                                  DATE OF     DATE OF     ACQUISITION    STATE     MONTHLY      RENT
          LESSEE NAME             CONCEPT NAME    COMMENCE   EXPIRATION      FEES       LOCATION     RENT     INCREASE
          -----------             ------------    --------   ----------   -----------   --------   -------    --------
PROPERTIES
Platinum Properties, LLC.......  Boston Market      2/1/95     10/1/09    $ 1,050,000      NC      $ 10,118    2/1/00
America's Favorite Chicken
  Co...........................  Church's          11/1/95     11/1/15        661,500      TX         5,775   11/1/00
Gourmet Systems, Inc...........  Applebee's         8/1/95      8/1/15      1,724,583      IL        16,920    8/1/00
DenAmerica Corp................  Denny's           10/1/96      9/1/15      1,032,927      VA         8,854    9/1/00
Red Robin International,
  Inc..........................  Red Robin          4/1/96      4/1/16      2,846,963      TX        26,766    4/1/00
New Jersey Rose, LLC...........  Boston Market      7/1/96      7/1/11      1,200,150      NJ         8,501    1/1/00
Foodmaker, Inc.................  Jack in Box       10/1/96     10/1/14        987,000      TX         8,225   10/1/01(1)
Hollywood Entertainment
  Corp.........................  Hollywood Video    9/1/96      5/1/11      1,102,500      OK         9,844    9/1/01(2)
Corral South Store #3, Inc.....  Golden Corral      6/1/97      6/1/17      1,680,000      FL        14,534    6/1/02
DenAmerica Corp................  Black Eyed Pea    10/1/96     10/1/16      1,561,106      TX        13,164   10/1/02(3)
Foodmaker, Inc.................  Jack in Box        1/1/99      1/1/17      1,286,250      WA        10,209    1/1/04
Tec-Foods, Inc.................  Taco Bell          1/1/99      1/1/19        840,000      MI         6,833    1/1/02
Romacorp, Inc..................  Tony Roma's        1/1/99      1/1/14      1,942,500      FL        15,417    1/1/02
RTM, Inc.......................  Arby's             8/1/99      8/1/19        706,011      NC         5,304    9/1/01
Border Foods...................  Taco Bell          4/1/99      4/1/19      1,338,750      MN         9,563    4/1/01
                                                                          -----------              --------
                                                                           19,960,240               170,027
EQUIPMENT
J.M.C. Limited Partnership.....  Applebee's         4/1/99      4/1/06        391,112      UT         6,136
KG Restaurants, Inc............  Burger King        4/1/99      4/1/06        315,000      AZ         5,058
Roma Texarkoma Joint Venture...  Johnny Carino's    4/1/99      4/1/06        446,250      TX         7,241
Olajuwon Holdings..............  Denny's            4/1/99      4/1/07        306,737      AL         4,576
Morgan's Foods of Ohio, Inc....  KFC                6/1/99      6/1/06        196,469      OH         3,019
Chi-Co, Inc....................  Arby's             6/1/99      6/1/06        105,000      IL         1,671
American Hospitality Corp......  Taco Bell          6/1/99      6/1/06        195,430      NC         3,110
The Snyder Group Company.......  Red Robin         5/15/95     5/15/00        787,500      CO        16,988
DenAmerica Corp................  Denny's          11/15/95    11/15/00        286,593      FL         5,404
Checkers Corp..................  Checkers          3/15/96     3/15/03        236,250      FL         4,050
The Green Team Restaurants.....  Denny's            5/1/96      5/1/01        359,922      OR         7,541
J.M.C. Limited Partnership.....  Applebee's        9/15/96     9/15/03        403,411      UT         6,624
                                                                          -----------              --------
                                                                            4,029,674                40,606
                                                                          -----------              --------
Total:.................................................................   $23,989,914              $210,633
                                                                          ===========              ========


                                  ANNUAL
                                 RATE OF
                                 INCREASE
          LESSEE NAME              (4)      SQ. FT.
          -----------            --------   -------
PROPERTIES
Platinum Properties, LLC.......   2.50%      3,007
America's Favorite Chicken
  Co...........................   1.92%      1,850
Gourmet Systems, Inc...........   3.00%      5,580
DenAmerica Corp................   2.41%      3,012
Red Robin International,
  Inc..........................   2.50%      7,485
New Jersey Rose, LLC...........   1.92%      3,333
Foodmaker, Inc.................   1.92%      2,860
Hollywood Entertainment
  Corp.........................      0%      7,500
Corral South Store #3, Inc.....   2.39%      8,825
DenAmerica Corp................      0%      5,445
Foodmaker, Inc.................   1.50%      2,669
Tec-Foods, Inc.................   0.66%      2,356
Romacorp, Inc..................   1.96%      6,297
RTM, Inc.......................   0.99%      2,554
Border Foods...................   1.33%      2,687
EQUIPMENT
J.M.C. Limited Partnership.....
KG Restaurants, Inc............
Roma Texarkoma Joint Venture...
Olajuwon Holdings..............
Morgan's Foods of Ohio, Inc....
Chi-Co, Inc....................
American Hospitality Corp......
The Snyder Group Company.......
DenAmerica Corp................
Checkers Corp..................
The Green Team Restaurants.....
J.M.C. Limited Partnership.....
Total:.........................

-------------------------

(1) Rent Increase equals the greater of CPI or 10.0%.

(2) Rent Increase equals the lesser of CPI or 12.0%.

(3) Rent Increase equals the lesser of CPI or 10.0%.

(4) Rate of increase was calculated on a compounded annual basis.

REAL ESTATE

     General Real Estate Lease Provisions: All of the properties are subject to leases which are triple net leases whereby the tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs.

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

EQUIPMENT

     General Equipment Lease Provisions: All of the equipment leases are on the Partnership's standard form of lease whereby the lessee is responsible for all expenses related to the equipment including taxes, insurance, maintenance and repair costs. Prior to entering into the leases, an affiliate of the General Partner considered factors such as the financial condition and business and operating history of the lessees and demographic data for the area in which the equipment is located. All of the equipment was purchased with cash from offering proceeds. The General Partner believes that the amount of insurance carried by each lessee is adequate.

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

     No matters were submitted to a vote of security holders during 1999.

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

RESULTS OF OPERATIONS

     For the year ended December 31, 1999, operating revenue increased 30% to $2.5 million as compared to $1.9 million for the year ended December 31, 1998. Rental income from operating leases for 1999 increased 33% to $2.3 million as compared to $1.7 million for 1998 primarily from the benefit of a full year of rental income from properties acquired and leased in preceding periods. Earned income from financing leases for 1999 increased 5% to $203,000 as compared to $193,000 for 1998 as a result of the addition of four financing leases in April 1999 and three financing leases in June 1999 offset by approximately $16,000 due to the impairment of one equipment lease.

     General and administrative expenses decreased to $73,000 for 1999 as compared to $75,000 for 1998. Depreciation expense increased 28% to $291,000 for 1999 as compared to $228,000 for 1998 principally due to the effect of a full period of depreciation of properties acquired and leased in the preceding year. Interest expense increased to $695,000 for 1999 as compared to $43,000 for 1998. The increase is the result of the $6.2 million term note that the Partnership entered into in November 1998 and the $2.0 million term note that the Partnership entered into in March 1999.

     The Partnership incurred a loss of approximately $158,000 on net proceeds of approximately $1,011,000 for the disposition of vacant property and two equipment leases during 1999, including one impaired lease.

     As a result of the foregoing, the Partnership's net income for 1999 decreased 7% to $1.3 million from $1.4 million in 1998. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 1999, the Partnership made distributions to Limited Partners totaling $1,984,885, as compared with $2,133,000 for the preceding year.

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

     In November 1998, the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March 1999. Proceeds from the notes were used to acquire additional properties and equipment. The notes have a 10 year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from
8.37 to 8.5% per annum. Debt issuance costs of approximately $478,000 in aggregate incurred in connection with the issuance of the notes are being amortized over the life of the note to interest expense using the straight-line method.

     During 1999, the Partnership funded approximately $1.1 million for the continued development and acquisition of four real estate properties. The Partnership also purchased seven equipment leases during 1999 for approximately $2.0 million. As of December 31, 1999, the Partnership had $20.0 million invested in 15 net leased real estate properties and $4.0 million invested in 12 performing equipment packages. The Partnership also owns equipment from one impaired financing lease.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the best knowledge of the Partnership, as of December 31, 1999, no person beneficially owned more than 5% of the outstanding Units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999 and 1998, the General Partners received acquisition fees from the Partnership of $119,741 and $433,756, respectively, for services rendered in connection with the selection, evaluation and acquisition of the properties and equipment, as provided for in the Partnership Agreement.

     The General Partners believe that the Asset Management Agreement entered into is on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The Asset Management Agreement provides for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice. The asset management fees incurred by the Partnership in 1999 and 1998 were $26,670 and $21,220, respectively.

     In August, 1998 the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec, for $1,483,000.

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

     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates have not been and will not be the result of arm's-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm's-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partners and their affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership. However, the Partnership Agreement prohibits receipt of rebates or "give-ups" or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein or incorporated by reference:

NUMBER                              EXHIBIT
------                              -------
    4     Agreement of Limited Partnership of Registrant.
          (Incorporated by reference from Exhibit A of the final
          Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No.
          33-77510C)
  4.1     Amended Agreement of Limited Partnership of Registrant.
          (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-KSB for the fiscal year ended
          December 31, 1998)
 10.1     Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1998)
 10.2     Promissory Note dated March 31, 1999 between Registrant and
          National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-QSB
          for the quarter ended March 31, 1999)
   27     Financial Data Schedule
 99.1     Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final
          Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the fourth quarter ended December 31, 1999.

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

                                          Date: March 30, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PATRICK L. BEACH
    ----------------------------------
    Patrick L. Beach
    Chairman of the Board of
    Directors,
    President and Chief Executive
    Officer
    of Captec Net Lease Realty, Inc.

Date: March 30, 2000

By: /s/ W. ROSS MARTIN
    ----------------------------------
    W. Ross Martin
    Executive Vice President,
    Chief Financial Officer
    of Captec Net Lease Realty, Inc.

Date: March 30, 2000

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners L.P. III:

     In our opinion, the accompanying balance sheets and the related statements of operations, partners capital and of cash flows present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 6, 2000

                                     F(a)-1

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                                 BALANCE SHEET
                           December 31, 1999 and 1998

                                                                   1999           1998
                                                                   ----           ----
ASSETS
Cash and cash equivalents...................................    $   327,903    $   493,136
Restricted cash.............................................        266,452        153,142
Investment in leases:
  Operating leases, net.....................................     19,104,889     19,340,098
  Financing leases, net.....................................      2,574,417      1,249,313
  Impaired financing leases, net............................         27,492         50,000
Accounts receivable.........................................         56,405        154,948
Unbilled rent, net..........................................        816,948        571,705
Due from related parties....................................         17,184        140,948
Deferred financing costs, net...............................        430,118        390,066
                                                                -----------    -----------
     Total assets...........................................    $23,621,808    $22,543,356
                                                                ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Notes payable.............................................    $ 8,194,000    $ 6,200,000
  Accounts payable and accrued expenses.....................         73,796        165,907
  Due to related parties....................................         40,214         36,662
  Security deposits held on leases..........................         54,774         59,329
                                                                -----------    -----------
     Total liabilities......................................      8,362,784      6,461,898
                                                                -----------    -----------
Partners' capital:
Limited partners' capital accounts..........................     15,240,812     16,035,439
General partner's capital accounts..........................         18,212         46,019
                                                                -----------    -----------
     Total partners' capital................................     15,259,024     16,081,458
                                                                -----------    -----------
     Total liabilities and partners' capital................    $23,621,808    $22,543,356
                                                                ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-2

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                            STATEMENT OF OPERATIONS
                 for the years ended December 31, 1999 and 1998

                                                                   1999          1998
                                                                   ----          ----
Operating revenue:
  Rental income.............................................    $2,261,327    $1,697,848
  Finance income............................................       203,058       193,114
                                                                ----------    ----------
     Total operating revenue................................     2,464,385     1,890,962
Operating costs and expenses:
  Interest expense..........................................       694,790        43,245
  Depreciation..............................................       290,777       227,925
  General and administrative................................        73,496        75,326
  Provision for unbilled rent...............................            --        21,567
  Provision for impaired financing leases...................            --       178,838
                                                                ----------    ----------
     Total operating costs and expenses.....................     1,059,063       546,901
                                                                ----------    ----------
     Income from operations.................................     1,405,322     1,344,061
Other (expense) income:
  Gain (loss) on sale of equipment..........................         1,012        (1,104)
  Loss on sale of real estate...............................      (159,422)           --
  Interest income...........................................         4,923         8,763
  Other.....................................................        10,673         6,065
                                                                ----------    ----------
     Total other (expense) income...........................      (142,814)       13,724
                                                                ----------    ----------
Net income..................................................     1,262,508     1,357,785
Net income allocable to general partner.....................        12,625        13,578
                                                                ----------    ----------
Net income allocable to limited partners....................    $1,249,883    $1,344,207
                                                                ==========    ==========
Net income per limited partnership unit.....................    $    62.63    $    67.33
                                                                ==========    ==========
Weighted average number of limited partnership units
  outstanding...............................................        19,956        19,963
                                                                ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-3

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 for the years ended December 31, 1999 and 1998

                                                     LIMITED       LIMITED       GENERAL        TOTAL
                                                    PARTNERS'     PARTNERS'     PARTNERS'     PARTNERS'
                                                      UNITS       ACCOUNTS      ACCOUNTS       CAPITAL
                                                    ---------     ---------     ---------     ---------
Balance, January 1, 1998........................     19,963      $16,824,232    $ 32,441     $16,856,673
Distributions -- ($106.85 per unit).............         --       (2,133,000)         --      (2,133,000)
Net income......................................         --        1,344,207      13,578       1,357,785
                                                     ------      -----------    --------     -----------
Balance, December 31, 1998......................     19,963       16,035,439      46,019      16,081,458
Repurchase of limited partnership units.........        (79)         (59,625)                    (59,625)
Distributions -- ($99.82 per unit)..............                  (1,984,885)    (40,432)     (2,025,317)
Net income......................................         --        1,249,883      12,625       1,262,508
                                                     ------      -----------    --------     -----------
Balance, December 31, 1999......................     19,884      $15,240,812    $ 18,212     $15,259,024
                                                     ======      ===========    ========     ===========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-4

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                            STATEMENT OF CASH FLOWS
                 for the years ended December 31, 1999 and 1998

                                                                   1999          1998
                                                                   ----          ----
Cash flows from operating activities:
  Net Income................................................    $1,262,508    $1,357,785
  Adjustments to net income:
     Depreciation...........................................       290,777       227,925
     Amortization of debt issuance costs....................        47,791            --
     (Gain) loss on sale of equipment.......................        (1,012)        1,104
     Provision for credit losses............................            --       178,838
     Loss on sale of real estate............................       159,422            --
     Increase in unbilled rent..............................      (245,243)     (160,594)
     Decrease in accounts receivable........................        98,543      (143,434)
     Decrease in security deposits..........................        (4,555)           --
     (Decrease) increase in accounts payable and accrued
      expenses..............................................       (92,111)      147,876
     Increase in restricted cash............................      (113,310)     (153,142)
     Decrease (increase) in due from related parties........       123,764      (113,457)
     (Decrease) increase in due to related parties..........         3,552       (22,721)
                                                                ----------    ----------
Net cash provided by operating activities...................     1,530,126     1,320,180
                                                                ----------    ----------
Cash flows from investing activities:
  Purchase and construction cost of properties subject to
     operating leases.......................................    (1,127,118)   (5,691,374)
  Net proceeds from disposition of properties subject to
     operating leases.......................................       912,128            --
  Net proceeds from sale of equipment.......................        98,389       263,453
  Purchase of equipment for financing leases................    (1,955,999)           --
  Principal payments on financing leases....................       556,026       370,263
                                                                ----------    ----------
Net cash used in investing activities.......................    (1,516,574)   (5,057,658)
                                                                ----------    ----------
Cash flows from financing activities:
  Proceeds from issuance of notes payable...................     1,994,000     6,200,000
  Debt issuance costs.......................................       (87,843)     (390,066)
  Repurchase of limited partnership units...................       (59,625)           --
  Distributions to limited partners.........................    (1,984,885)   (2,133,000)
  Distributions to general partner..........................       (40,432)           --
                                                                ----------    ----------
Net cash (used in) provided by financing activities.........      (178,785)    3,676,934
                                                                ----------    ----------
Net decrease in cash and cash equivalents...................      (165,233)      (60,544)
Cash and cash equivalents, beginning of period..............       493,136       553,680
                                                                ----------    ----------
Cash and cash equivalents, end of period....................    $  327,903    $  493,136
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

     The General Partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec") and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, the General Partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec.

     The Partnership commenced a public offering of 20,000 limited partnership interests ("Units"), priced at $1,000 per Unit, on August 12, 1994. The Partnership commenced operations on January 24, 1995.

     In December 1997, the Partnership repurchased a total of 37 Units for $31,450, or 85% of the investor's capital account. An additional 79 Units were repurchased on December 1, 1999 for $59,625, or 75% of the investor's capital account. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At December 31, 1999, the Partnership had 19,884 units issued and outstanding.

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

          C. RENTAL INCOME FROM OPERATING LEASES: The Partnership's operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership's leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants' reported sales have exceeded the applicable sales breakpoint.

          D. LAND AND BUILDING SUBJECT TO OPERATING LEASES: Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss were indicated using undiscounted cash flows, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset.

          E. NET INVESTMENT IN FINANCING LEASES: Net investment in financing leases primarily represents equipment used in restaurant operations and are leased under a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to
                                     F(a)-6

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

1. THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES -- CONTINUED: yield. Financing leases delinquent for 90 or more days are determined to be impaired, and income accrual is suspended at that time. A loss reserve is calculated based on the estimated amounts recoverable. At December 31, 1999 the Partnership has provided for an allowance of $153,837 for uncollectible amounts associated with its financing leases.

          F. NOTE PAYABLE: The fair value of fixed rate debt approximates the book value, and is estimated based on current rates offered for notes payable of the equivalent remaining maturity.

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

          J. RECLASSIFICATIONS: Certain prior period financial statement amounts have been reclassified to conform to the 1999 presentations.

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

3. RELATED PARTY TRANSACTIONS AND AGREEMENTS:

     Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner. The Partnership incurred $119,741 and $433,756 in acquisition fees during 1999 and 1998, respectively. The acquisition fees were capitalized as part of the Partnership's investment in land and buildings subject to operating leases and net investment in financing leases.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner's affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $26,670 and $21,220 were incurred during 1999 and 1998, respectively.

                                     F(a)-7

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

3. RELATED PARTY TRANSACTIONS AND AGREEMENTS -- CONTINUED:
     The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership's Prospectus provides for the reinvestment of net sale proceeds during the four year period beginning on the date the Partnership terminated the offering, August 12, 1996. During 1999, the Partnership paid real estate liquidation fees of $29,250 (see Note 4).

     The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. During 1999, the Partnership paid equipment liquidation fees of $8,804 (see Note
5).

4. LAND AND BUILDING SUBJECT TO OPERATING LEASES:

     The net investment in operating leases as of December 31, 1999 and 1998 is comprised of the following:

                                                           1999           1998
                                                           ----           ----
Land................................................    $ 8,163,346    $ 7,330,991
Building and improvements...........................     11,796,894     11,109,390
Construction draws on properties....................             --      1,485,750
                                                        -----------    -----------
                                                         19,960,240     19,926,131
Less accumulated depreciation.......................       (855,351)      (586,033)
                                                        -----------    -----------
       Total........................................    $19,104,889    $19,340,098
                                                        ===========    ===========

     All construction draws are subject to the terms of a standard lease agreement with the Partnership, which fully obligates the tenant under the long-term lease to all construction related cost amounts advanced through construction draws including interest during the construction period. Upon completion of construction and when the tenant lease payments begin, the construction draws are then capitalized as land and building.

     The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 1999.

2000........................................................    $ 2,059,960
2001........................................................      2,099,686
2002........................................................      2,150,614
2003........................................................      2,177,910
2004........................................................      2,227,412
Thereafter..................................................     24,595,284
                                                                -----------
       Total................................................    $35,310,866
                                                                ===========

     During 1999, the Partnership recognized a loss of $159,422 on the sale of real estate. The Partnership received proceeds of $912,128, net of $33,622 of selling expenses and $29,250 of real estate liquidation fees (see Note 3). The carrying amount of the real estate was $1,071,550.

                                     F(a)-8

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

5. NET INVESTMENT IN FINANCING LEASES:

     The net investment in financing leases as of December 31, 1999 and 1998 is comprised of the following:

                                                             1999          1998
                                                             ----          ----
Minimum lease payments to be received.................    $3,055,244    $1,228,972
Estimated residual value..............................       177,101       193,101
                                                          ----------    ----------
Gross investment in financing leases..................     3,232,345     1,422,073
Less unearned income..................................      (474,246)      (98,018)
Less direct origination costs.........................      (183,682)      (74,742)
                                                          ----------    ----------
Net investment in financing leases....................    $2,574,417    $1,249,313
                                                          ==========    ==========

     The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 1999:

2000........................................................    $  693,060
2001........................................................       520,445
2002........................................................       497,821
2003........................................................       420,153
2004........................................................       369,737
Thereafter..................................................       554,028
                                                                ----------
       Total................................................    $3,055,244
                                                                ==========

     During 1999, the Partnership recognized a gain of $1,012 on the sale of equipment leases. The Partnership received net proceeds of $98,389, net of equipment liquidation fees of $8,804 (see Note 3). The net investment in the equipment leases was $97,377.

6. IMPAIRED FINANCING LEASES

     At December 31, 1999, the Partnership's investment in impaired financing leases was comprised of one lease. The recorded investment in the lease is $181,329 net of a related allowance of $153,837. Installment payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive.

7. NOTES PAYABLE

     In November 1998, the Partnership entered into a $6.2 million term note, the proceeds of which were used to acquire properties. The note has a 10 year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.37% per annum.

     In March 1999, the Partnership entered into an additional $2.0 million term note. The note also has a 10-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum.

                                     F(a)-9

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

7. NOTES PAYABLE -- CONTINUED:
     At December 31, 1999, annual maturities on the notes in aggregate are as follows:

2000........................................................    $       --
2001........................................................       151,430
2002........................................................       178,243
2003........................................................       193,806
2004........................................................       210,729
Thereafter..................................................     7,459,792
                                                                ----------
       Total................................................    $8,194,000
                                                                ==========

     Debt issuance costs of $477,909 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the 10-year term.

8. SUBSEQUENT EVENT:

     Based upon the results of operations for the three month period ended December 31, 1999, the Partnership declared distributions of $512,000 to its limited partners on January 15, 2000.

                                     F(a)-10

                                 EXHIBIT INDEX

NUMBER                              EXHIBIT                             PAGE
------                              -------                             ----
    4     Agreement of Limited Partnership of Registrant.
          (Incorporated by reference from Exhibit A of the final
          Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No.
          33-77510C)
  4.1     Amended Agreement of Limited Partnership of Registrant.
          (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-KSB for the fiscal year ended
          December 31, 1998)
 10.1     Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-KSB for the fiscal year ended December 31, 1998)
 10.2     Promissory Note dated March 31, 1999 between Registrant and
          National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-QSB
          for the quarter ended March 31, 1999)
   27     Financial Data Schedule
 99.1     Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final
          Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C