Form 10QSB
period 2000-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2000-05-15
CIK 921794

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 2000
                                                    --------------

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                       Commission file number:       33-77510-C
                                                     ----------


                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   38-3160141
                                   ----------
                      (IRS Employer Identification Number)

                 24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                  P.O. Box 544, Ann Arbor, Michigan 48106-0544
                  --------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (734) 994-5505
                                 --------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not applicable

Transitional Small Business Disclosure Format (check one)   Yes       No   X
                                                                -----    -----

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB




     ITEM NO.                                                                                           PAGE
     --------                                                                                           ----
PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements:

                     Balance Sheet, March 31, 2000 and December 31, 1999                                   3

                     Statement of Operations for the three months
                     ended March 31, 2000 and 1999                                                         4

                     Statement of Changes in Partners' Capital for the three months
                     ended March 31, 2000                                                                  5

                     Statement of Cash Flows for the three months
                     ended March 31, 2000 and 1999                                                         6

                     Notes to Financial Statements                                                     7 - 8

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                        9 - 10

PART II              OTHER INFORMATION
                     Other Information                                                               11 - 12

SIGNATURES                                                                                                13

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                  BALANCE SHEET

                                                                             MARCH 31,        DECEMBER 31,
                                                                                2000              1999
                                                                                ----              ----
                                                                            (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                     $     226,154    $     327,903
Restricted cash                                                                     264,745          266,452
Investment in property under leases:
   Operating leases, net                                                         19,031,152       19,104,889
   Financing leases, net                                                          2,424,780        2,574,417
   Impaired financing leases, net                                                    27,492           27,492
Accounts receivable                                                                 145,052           56,405
Unbilled rent, net                                                                  874,885          816,948
Due from related parties                                                             12,842           17,184
Deferred financing costs, net                                                       415,781          430,118
                                                                              -------------    -------------

    Total assets                                                              $  23,422,883    $  23,621,808
                                                                              =============    =============


                         LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Notes payable                                                              $   8,194,000    $   8,194,000
   Accounts payable and accrued expenses                                             68,461           73,796
   Due to related parties                                                            13,560           40,214
   Security deposits held on leases                                                  54,774           54,774
                                                                              -------------    -------------

    Total liabilities                                                             8,330,795        8,362,784
                                                                              -------------    -------------

Partners' capital:
Limited partners' capital accounts                                               15,075,712       15,240,812
General partner's capital accounts                                                   16,376           18,212
                                                                              -------------    -------------

    Total partners' capital                                                      15,092,088       15,259,024
                                                                              -------------    -------------

    Total liabilities & partners' capital                                     $  23,422,883    $  23,621,808
                                                                              =============    =============




The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 2000 and 1999
                                   (Unaudited)



                                                                                         2000             1999
                                                                                         ----             ----

Operating revenue:
   Rental income                                                                          $ 574,544        $ 543,189
   Finance income                                                                            55,464           16,200
                                                                                          ---------        ---------

             Total operating revenue                                                        630,008          559,389

Operating costs and expenses:
   Interest expense                                                                         186,445          141,996
   Depreciation                                                                              73,737           68,908
   General and administrative                                                                20,495           17,534
                                                                                          ---------        ---------

             Total operating costs and expenses                                             280,677          228,438
                                                                                          ---------        ---------

             Income from operations                                                         349,331          330,951

Other income (expense):
   Interest and other income                                                                      -            1,902
   Other                                                                                       (362)           2,739
                                                                                          ---------        ---------
             Total other (expense) income                                                      (362)           4,641
                                                                                          ---------        ---------

Net income                                                                                  348,969          335,592

Net income allocable to general partner                                                       3,490            3,356
                                                                                          ---------        ---------

Net income allocable to limited partners                                                  $ 345,479        $ 332,236
                                                                                          =========        =========

Net income per limited partnership unit                                                   $   17.37        $   16.64
                                                                                          =========        =========

Weighted average number of limited partnership
   units outstanding                                                                         19,884           19,963




The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL for the three months ended March 31, 2000
                                   (Unaudited)



                                                Limited       Limited          General          Total
                                               Partners'     Partners'        Partner's       Partners'
                                                 Units        Accounts        Accounts         Capital
                                                 -----        --------        --------         -------

Balance, December 31, 1999                         19,884     $ 15,240,812       $  18,212    $ 15,259,024


Distributions - ($25.68 per unit)                       -         (510,579)         (5,326)       (515,905)

Net income                                              -          345,479           3,490         348,969
                                                  -------     ------------       ---------    ------------

Balance, March 31, 2000                            19,884     $ 15,075,712       $  16,376    $ 15,092,088
                                                  =======     ============       =========    ============




The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 2000 and 1999
                                   (Unaudited)



                                                                                   2000            1999
                                                                                   ----            ----
Cash flows from operating activities:
   Net Income                                                                     $   348,969     $   335,592
   Adjustments to net income:
        Depreciation                                                                   73,737          68,908
        Amortization of debt issuance costs                                            14,337          11,319
        Increase in unbilled rent                                                     (57,937)        (42,182)
        Increase in accounts receivable                                               (88,647)        (96,430)
        Decrease in accounts payable and accrued expenses                              (5,335)        (42,888)
        Decrease in restricted cash                                                     1,707          66,258
        Decrease in due from related parties                                            4,342          14,669
        (Decrease) increase in due to related parties                                 (26,654)         42,600
                                                                                  -----------     -----------

Net cash provided by operating activities                                             264,519         357,846
                                                                                  -----------     -----------

Cash flows from investing activities:
   Purchase and construction advances for properties subject
        to operating leases                                                                 -        (411,639)
   Purchase of equipment for financing leases                                               -      (1,459,099)
   Principal payments on financing leases                                             149,637         125,026
                                                                                  -----------     -----------

Net cash provided by (used in) investing activities                                   149,637      (1,745,712)
                                                                                  -----------     -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                  -       1,994,000
   Debt issuance costs                                                                      -         (62,699)
   Distributions to limited partners                                                 (510,579)       (460,693)
   Distributions to general partner                                                    (5,326)              -
                                                                                  -----------     -----------

Net cash (used in) provided by financing activities                                  (515,905)      1,470,608
                                                                                  -----------     -----------

Net (decrease) increase in cash and cash equivalents                                 (101,749)         82,742

Cash and cash equivalents, beginning of period                                        327,903         493,136
                                                                                  -----------     -----------

Cash and cash equivalents, end of period                                          $   226,154     $   575,878
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

         The Partnership commenced a public offering of 20,000 limited partnership interest units on August 12, 1994 and reached final funding in August, 1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units. An additional 79 units were repurchased in December, 1999. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnerships Prospectus. At March 31, 2000, the Partnership had 19,884 units issued and outstanding.

         Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

         The balance sheet of the Partnership as of March 31, 2000 and the statements of operations and cash flows for the periods ending March 31, 2000 and 1999 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission on March 30, 2000.


2.       LAND AND BUILDING SUBJECT TO OPERATING LEASES:

         The net investment in operating leases as of March 31, 2000 is comprised of the following:


         Land                                                                  $  8,163,346
         Building and improvements                                               11,796,894
                                                                               ------------
                                                                                 19,960,240
         Less accumulated depreciation                                             (929,088)
                                                                               ------------
         Total                                                                 $ 19,031,152
                                                                               ============

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          NOTES TO FINANCIAL STATEMENTS



3.       NET INVESTMENT IN FINANCING LEASES:

         The net investment in financing leases as of March 31, 2000 is comprised of the following:


               Minimum lease payments to be received                               $   2,850,143
               Estimated residual value                                                  177,101
                                                                                   -------------
               Gross investment in financing leases                                    3,027,244
               Less unearned income                                                     (495,664)
               Less direct origination costs                                            (106,800)
                                                                                   -------------
               Net investment in financing leases                                  $   2,424,780
                                                                                   =============



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

         Debt issuance costs of approximately $478,000 in aggregate were incurred in connection with the issuance of the notes, and are being amortized using the straight-line method over the 10-year term.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000. During the three months ended March 31, 2000 total revenue increased 13% to $630,000 as compared to $559,000 for the three months ended March 31, 1999. Rental revenue from operating leases for the three months ended March 31, 2000 increased 6% to $575,000 as compared to $543,000 for the three months ended March 31, 1999 primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceeding periods. Earned income from financing leases for the three months ended March 31, 2000 increased 242% to $55,000 as compared to $16,000 for the three months ended March 31, 1999 as a result of the addition of seven equipment leases in the preceding periods offset by the loss of income from one equipment lease sold in August, 1999.

Operating expenses were approximately $281,000 for the three months ended March 31, 2000 as compared to $228,000 for the three months ended March 31, 1999. Total operating expenses for the three months ended March 31, 2000 is comprised of $74,000 of depreciation expense, $20,000 of general and administrative expenses, and $186,000 of interest expense. The increase in operating expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to additional interest expense for the note payable issued in March, 1999.

As a result of the foregoing, the Partnership's net income increased 4% to $349,000 for the three months ended March 31, 2000 as compared to $336,000 for the three months ended March 31, 1999.

DISTRIBUTIONS. The Partnership announced first quarter distributions of $500,000, of which $431,167 was distributed to its Limited Partners on April 14, 2000 and the remaining $68,833 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION



LIQUIDITY AND CAPITAL COMMITMENTS

The Partnership commenced the offering of up to 20,000 limited partnership units registered under the Securities Act of 1933, as amended, by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on August 12, 1994. The offering reached final funding on August 12, 1996 with subscriptions for the entire offering of 20,000 units. Net proceeds after offering expenses were approximately $17.4 million.

In November, 1998 the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March, 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10-year term, are collaterized by certain properties subject to operating leases, and bear interest at rates ranging from 8.37 to 8.5% per annum. Debt issuance costs of approximately $478,000 in aggregate incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

At March 31, 2000 the Partnership had a portfolio of 15 properties located in 10 states, with a cost of $20.0 million, and 12 performing equipment leases with an original investment of $4.0 million. As of March 31, 2000 the Partnership's investments were allocated approximately 83% to properties and 17% to equipment.

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

     There were no reports filed on Form 8-K for the first quarter ended March 31, 2000.

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


                         By:    Captec Net Lease Realty, Inc.
                                Managing General Partner of
                                Captec  Franchise  Capital  Partners L.P. III


                         By:    /s/ W. Ross Martin
                                ---------------------------------------------

                                W. Ross Martin
                                Executive Vice President,
                                Chief Financial Officer

                         Date:  May 15, 2000

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
