Form 10QSB
period 2000-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2000-08-14
CIK 921794

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

               For the quarterly period ended                June 30, 2000
                                                             -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court: Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not applicable


Transitional Small Business Disclosure Format (check one)     Yes      No   X
                                                                  ----    ----

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

                              INDEX TO FORM 10-QSB

     ITEM NO.                                                                                           PAGE
     --------                                                                                           ----
PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements:

                     Balance Sheet, June 30, 2000 and December 31, 1999                                    3

                     Statement of Operations for the three and six months
                     ended June 30, 2000 and 1999                                                          4

                     Statement of Changes in Partners' Capital for the six months
                     ended June 30, 2000                                                                   5

                     Statement of Cash Flows for the six months
                     ended June 30, 2000 and 1999                                                          6

                     Notes to Financial Statements                                                       7-8

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                          9-10

PART II              OTHER INFORMATION
                     Other Information                                                                 11-12

SIGNATURES                                                                                                13

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                                  BALANCE SHEET

                                                                               (Unaudited)
                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2000             1999
                                                   ASSETS

Cash and cash equivalents                                                      $    422,076     $    327,903
Restricted cash                                                                     261,584          266,452
Investment in property under leases:
   Operating leases, net                                                         18,957,415       19,104,889
   Financing leases, net                                                          2,261,908        2,574,417
   Impaired financing leases, net                                                    27,492           27,492
Accounts receivable                                                                   8,886           56,405
Unbilled rent, net                                                                  946,687          816,948
Due from related parties                                                             12,832           17,184
Deferred financing costs, net                                                       401,444          430,118
                                                                               ------------     ------------

    Total assets                                                               $ 23,300,324     $ 23,621,808
                                                                               =============    ============


                                      LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Notes payable                                                               $  8,194,000     $  8,194,000
   Accounts payable and accrued expenses                                             61,269           73,796
   Due to related parties                                                            17,414           40,214
   Security deposits held on leases                                                  54,774           54,774
                                                                               ------------     -----------

    Total liabilities                                                             8,327,457        8,362,784
                                                                               ------------     ------------

Partners' capital:
Limited partners' capital accounts                                               14,952,672       15,240,812
General partner's capital accounts                                                   20,195           18,212
                                                                               ------------     ------------

    Total partners' capital                                                      14,972,867       15,259,024
                                                                               ------------     ------------

    Total liabilities & partners' capital                                      $ 23,300,324     $ 23,621,808
                                                                               ============     ============

The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                          Three months ended                 Six months ended
                                                                               June 30,                          June 30,
                                                                       ------------------------        ----------------------------

                                                                         2000           1999              2000              1999
                                                                         ----           ----              ----              ----
Operating revenue:
   Rental income                                                       $584,084       $ 589,773        $1,158,628       $ 1,132,962
   Finance income                                                        51,266          60,946           106,730            77,146
                                                                       --------       ---------        ----------       -----------

               Total operating revenue                                  635,350         650,719         1,265,358         1,210,108

Operating costs and expenses:
   Interest expense                                                     186,445         184,515           372,890           326,510
   Depreciation                                                          73,737          75,263           147,474           144,171
   General and administrative                                            11,514          25,611            32,009            43,145
                                                                       --------       ---------        ----------       -----------

               Total operating costs and expenses                       271,696         285,389           552,373           513,826
                                                                       --------       ---------        ----------       -----------

               Income from operations                                   363,654         365,330           712,985           696,282

Other income (expense):
   Interest and other income                                               --               364              --               2,266
   Gain on sale of equipment                                             15,000           3,288            15,000             3,288
   Loss on sale of real estate                                             --          (168,226)             --            (168,226)
   Other                                                                  3,271           3,308             2,910             6,047
                                                                       --------       ---------        ----------       -----------
               Total other income (expense)                              18,271        (161,266)           17,910          (156,625)
                                                                       --------       ---------        ----------       -----------

Net income                                                              381,925         204,064           730,895           539,657

Net income allocable to general partner                                   3,819           2,041             7,309             5,397
                                                                       --------       ---------        ----------       -----------

Net income allocable to limited partners                               $378,106       $ 202,023        $  723,586       $   534,260
                                                                       ========       =========        ==========       ===========

Net income per limited partnership unit                                $  19.02       $   10.12        $    36.39       $     26.76
                                                                       ========       =========        ==========       ===========

Weighted average number of limited partnership
   units outstanding                                                     19,884          19,963            19,884            19,963


The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     for the six months ended June 30, 2000
                                   (Unaudited)

                                                  Limited       Limited           General         Total
                                                 Partners'     Partners'         Partner's      Partners'
                                                   Units        Accounts          Accounts       Capital
                                                   -----        --------          --------       -------
Balance, December 31, 1999                         19,884     $ 15,240,812        $ 18,212     $15,259,024


Distributions - ($50.88 per unit)                       -       (1,011,726)         (5,326)     (1,017,052)

Net income                                              -          723,586           7,309         730,895
                                                  -------     ------------        --------     -----------

Balance, June 30, 2000                             19,884     $ 14,952,672        $ 20,195     $14,972,867
                                                  =======     ============        ========     ===========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                                      2000                 1999
                                                                                                      ----                 ----
Cash flows from operating activities:
   Net Income                                                                                      $   730,895          $   539,657
   Adjustments to net income:
        Depreciation                                                                                   147,474              144,171
        Amortization of debt issuance costs                                                             28,675               23,726
        Gain on sale of equipment                                                                      (15,000)              (3,288)
        Loss on sale of real estate                                                                       --                130,172
        Increase in unbilled rent                                                                     (129,739)            (123,784)
        Decrease (increase) in accounts receivable                                                      47,519              (38,863)
        Decrease in accounts payable and accrued expenses                                              (12,527)             (63,406)
        Decrease in restricted cash                                                                      4,868               24,357
        Decrease in due from related parties                                                             4,352               76,564
        Decrease in due to related parties                                                             (22,800)             (22,265)
                                                                                                   -----------          -----------

Net cash provided by operating activities                                                              783,717              687,041
                                                                                                   -----------          -----------

Cash flows from investing activities:
   Purchase and construction advances for properties subject
        to operating leases                                                                               --               (421,108)
   Proceeds from disposition of properties subject to operating leases                                    --                941,378
   Proceeds from sale of equipment                                                                      75,000               30,000
   Purchase of equipment for financing leases                                                             --             (1,955,999)
   Principal payments on financing leases                                                              252,508              247,503
                                                                                                   -----------          -----------

Net cash used in investing activities                                                                  327,508           (1,158,226)
                                                                                                   -----------          -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                                --              1,994,000
   Debt issuance costs                                                                                    --                (84,459)
   Distributions to limited partners                                                                (1,011,726)            (962,834)
   Distributions to general partner                                                                     (5,326)             (24,932)
                                                                                                   -----------          -----------

Net cash provided by financing activities                                                           (1,017,052)             921,775
                                                                                                   -----------          -----------

Net (decrease) increase in cash and cash equivalents                                                    94,173              450,590

Cash and cash equivalents, beginning of period                                                         327,903              493,136
                                                                                                   -----------          -----------

Cash and cash equivalents, end of period                                                           $   422,076          $   943,726
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

         The Partnership commenced a public offering of 20,000 limited partnership interest units on August 12, 1994 and reached final funding in August, 1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units. At June 30, 2000, the Partnership had 19,884 units issued and outstanding.

         Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

         The balance sheet of the Partnership as of June 30, 2000 and the statements of operations and cash flows for the periods ending June 30, 2000 and 1999 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission on March 30, 2000.


2.       LAND AND BUILDING SUBJECT TO OPERATING LEASES:

         The net investment in operating leases as of June 30, 2000 is comprised of the following:

         Land                                                                  $  8,163,346
         Building and improvements                                               11,796,894
                                                                               ------------
                                                                                 19,960,240
         Less accumulated depreciation                                           (1,002,825)
                                                                               ------------
         Total                                                                 $ 18,957,415
                                                                               ============

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                          NOTES TO FINANCIAL STATEMENTS



3.       NET INVESTMENT IN FINANCING LEASES:

         The net investment in financing leases as of June 30, 2000 is comprised of the following:

              Minimum lease payments to be received                                    $ 2,696,005
              Estimated residual value                                                     117,101
                                                                                       -----------
              Gross investment in financing leases                                       2,813,106
              Less unearned income                                                        (454,617)
              Less direct origination costs                                                (96,581)
                                                                                       -----------
              Net investment in financing leases                                       $ 2,261,908
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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000. During the three months ended June 30, 2000 total operating revenue decreased 2% to $635,000 as compared to $651,000 for the three months ended June 30, 1999. Rental revenue from operating leases for the three months ended June 30, 2000 decreased 1% to $584,000 as compared to $590,000 for the three months ended June 30, 1999. Earned income from financing leases for the three months ended June 30, 2000 decreased 16% to $51,000 as compared to $61,000 for the three months ended June 30, 1999 as a result of the disposition of one equipment lease in August, 1999 and one equipment lease in April, 2000 as well as amortization of principal balances.

Operating expenses were approximately $272,000 for the three months ended June 30, 2000 as compared to $285,000 for the three months ended June 30, 1999. Total operating expenses for the three months ended June 30, 2000 is comprised of $74,000 of depreciation expense, $12,000 of general and administrative expenses, and $186,000 of interest expense. The decrease in operating expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is primarily due to cost savings achieved in general and administrative expenses.

Other income for the three months ended June 30, 2000 is comprised primarily of a $15,000 gain on the sale of equipment. Other expense for the three months ended June 30, 1999 is comprised primarily of a net loss of approximately $164,000 on the disposition of vacant property and impaired equipment leases.

As a result of the foregoing, the Partnership's net income increased 87% to $382,000 for the three months ended June 30, 2000 as compared to $204,000 for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000. During the six months ended June 30, 2000 total operating revenue increased 5% to $1,265,000 as compared to $1,210,000 for the six months ended June 30, 1999. Rental revenue from operating leases for the six months ended June 30, 2000 increased 2% to $1,159,000 as compared to $1,133,000 for the six months ended June 30, 1999 primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceeding periods. Earned income from financing leases for the six months ended June 30, 2000 increased 38% to $107,000 as compared to

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
                         PART I - FINANCIAL INFORMATION



$77,000 for the six months ended June 30, 1999 as a result of the addition of seven equipment leases in the preceding periods offset by the loss of income from one equipment lease sold in August, 1999 and amortization of principal balances.

Operating expenses were approximately $552,000 for the six months ended June 30, 2000 as compared to $514,000 for the six months ended June 30, 1999. Total operating expenses for the six months ended June 30, 2000 is comprised of $147,000 of depreciation expense, $32,000 of general and administrative expenses, and $373,000 of interest expense. The increase in operating expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is primarily due to additional interest expense for the note payable issued in March, 1999.

Other income for the six months ended June 30, 2000 is comprised primarily of a $15,000 gain on the sale of equipment. Other expense for the three months ended June 30, 1999 is comprised primarily of a net loss of approximately $164,000 on the disposition of vacant property and impaired equipment leases.

As a result of the foregoing, the Partnership's net income increased 35% to $731,000 for the six months ended June 30, 2000 as compared to $540,000 for the six months ended June 30, 1999.

DISTRIBUTIONS. The Partnership announced second quarter distributions of $613,382, including net sale proceeds of $123,382, of which $543,401 was distributed to its Limited Partners on July 15, 2000. The balance of $69,981 was distributed to those partners who elected to receive distributions on a monthly basis on May 15, 2000 and June 15, 2000.


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

At June 30, 2000 the Partnership had a portfolio of 15 properties located in 10 states, with a cost of $20.0 million, and 11 performing equipment leases with an original investment of $3.5 million. As of June 30, 2000 the Partnership's investments were allocated approximately 85% to properties and 15% to equipment.

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

    There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

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


                      By:        Captec Net Lease Realty, Inc.
                                 Managing General Partner of
                                 Captec Franchise Capital Partners L.P. III


                      By:        /s/ W. Ross Martin
                                 --------------------------------------------

                                 W. Ross Martin
                                 Executive Vice President,
                                 Chief Financial Officer

                      Date:      August 14, 2000

                                 EXHIBIT INDEX


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