Form 10QSB
period 2000-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2000-11-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

Transitional Small Business Disclosure Format (check one) Yes No

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheet, September 30, 2000 and December 31, 1999	3

	Statement of Operations for the three and nine months ended September 30, 2000 and 1999	4

	Statement of Changes in Partners’ Capital for the nine months ended September 30, 2000	5

	Statement of Cash Flows for the nine months ended September 30, 2000 and 1999	6

	Notes to Financial Statements	7–8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

		9–11

PART II	OTHER INFORMATION Other Information	12–13

SIGNATURES		14

Captec Franchise Capital Partners L.P. III

Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2000	1999

Assets

Cash and cash equivalents	$233,849	$327,903

Restricted cash	308,565	266,452

Investment in property under leases:

Operating leases, net	18,883,679	19,104,889

Financing leases, net	2,165,080	2,574,417

Impaired financing leases, net	27,492	27,492

Accounts receivable	5,838	56,405

Unbilled rent, net	998,976	816,948

Due from related parties	14,850	17,184

Deferred financing costs, net	394,275	430,118

Total assets	$23,032,604	$23,621,808

Liabilities & Partners’ Capital

Liabilities:

Notes payable	$8,194,000	$8,194,000

Accounts payable and accrued expenses	56,549	73,796

Due to related parties	16,872	40,214

Security deposits held on leases	54,774	54,774

Total liabilities	8,322,195	8,362,784

Partners’ capital:

Limited partners’ capital accounts	14,686,693	15,240,812

General partner’s capital accounts	23,716	18,212

Total partners’ capital	14,710,409	15,259,024

Total liabilities & partners’ capital	$23,032,604	$23,621,808

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statement of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Operating revenue:

Rental income	$573,732	$571,628	$1,732,360	$1,704,590

Finance income	48,158	66,116	154,887	143,262

Total operating revenue	621,890	637,744	1,887,247	1,847,852

Operating costs and expenses:

Interest expense	179,276	183,920	552,166	510,430

Depreciation	73,737	72,870	221,210	217,041

General and administrative	19,955	13,352	51,964	56,497

Total operating costs and expenses	272,968	270,142	825,340	783,968

Income from operations	348,922	367,602	1,061,907	1,063,884

Other income (expense):

Interest and other income	3,150	1,685	6,059	9,998

Gain on sale of equipment	—	6,528	15,000	1,012

Loss on sale of real estate	—	—	—	(159,422)

Total other income (expense)	3,150	8,213	21,059	(148,412)

Net income	352,072	375,815	1,082,966	915,472

Net income allocable to general partner	3,521	3,758	10,830	9,155

Net income allocable to limited partners	$348,551	$372,057	$1,072,136	$906,317

Net income per limited partnership unit	$17.53	$18.64	$53.92	$45.40

Weighted average number of limited partnership units outstanding	19,884	19,963	19,884	19,963

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statement of Changes in Partners’ Capital
for the nine months ended September 30, 2000

(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Accounts	Capital

Balance, December 31, 1999	19,884	$15,240,812	$18,212	$15,259,024

Distributions — ($81.79 per unit)	—	(1,626,255)	(5,326)	(1,631,581)

Net income	—	1,072,136	10,830	1,082,966

Balance, September 30, 2000	19,884	$14,686,693	$23,716	14,710,409

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statement of Cash Flows
for the nine months ended September 30, 2000 and 1999

(Unaudited)

	2000	1999
Cash flows from operating activities:

Net Income	$1,082,966	$915,472

Adjustments to net income:

Depreciation	221,210	217,041

Amortization of debt issuance costs	35,843	35,538

Gain on sale of equipment	(15,000)	(1,012)

Loss on sale of real estate	—	159,422

Increase in unbilled rent	(182,028)	(203,784)

Decrease in accounts receivable	50,567	57,373

Decrease in security deposits	—	(4,555)

Decrease in accounts payable and accrued expenses	(17,247)	(78,751)

Increase in restricted cash	(42,113)	(22,624)

Decrease in due from related parties	2,334	128,118

Decrease in due to related parties	(23,342)	(32,551)

Net cash provided by operating activities	1,113,190	1,169,687

Cash flows from investing activities:

Purchase and construction advances for properties subject to operating leases	—	(1,127,119)

Proceeds from disposition of properties subject to operating leases	—	912,128

Proceeds from sale of equipment	75,000	98,389

Purchase of equipment for financing leases	—	(1,955,999)

Principal payments on financing leases	349,337	401,568

Net cash used in investing activities	424,337	(1,671,033)

Cash flows from financing activities:

Proceeds from issuance of notes payable	—	1,994,000

Debt issuance costs	—	(83,771)

Distributions to limited partners	(1,626,255)	(1,473,986)

Distributions to general partner	(5,326)	(35,663)

Net cash provided by financing activities	(1,631,581)	400,580

Net (decrease) increase in cash and cash equivalents	(94,054)	(100,766)

Cash and cash equivalents, beginning of period	327,903	493,136

Cash and cash equivalents, end of period	$233,849	$392,370

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” or “double net” basis, primarily to operators of national and regional chain and nationally franchised fast food and family style restaurants, as well as other national and regional retail chains. The general partners of the Partnership upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”), and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August, 1998 the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec, for $1,483,000.

The Partnership commenced a public offering of 20,000 limited partnership interest units on August 12, 1994 and reached final funding in August, 1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units for $31,450, or 85% of the investor’s capital account. An additional 79 units were repurchased during 1999 for $59,625, or 75% of the investor’s capital account. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At September 30, 2000, the Partnership had 19,884 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

The balance sheet of the Partnership as of September 30, 2000 and the statements of operations and cash flows for the periods ending September 30, 2000 and 1999 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission on March 30, 2000.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2000 is comprised of the following:

Land	$8,163,346

Building and improvements	11,796,894

19,960,240

Less accumulated depreciation	(1,076,561)

Total	$18,883,679

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

NOTES TO FINANCIAL STATEMENTS

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2000 is comprised of the following:

Minimum lease payments to be received	$2,551,019

Estimated residual value	117,101

Gross investment in financing leases	2,668,120

Less unearned income	(416,678)

Less direct origination costs	(86,362)

Net investment in financing leases	$2,165,080

4.	NOTES PAYABLE:

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

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words, “intends”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be able to be sold at the presently anticipated prices and times.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000. During the three months ended September 30, 2000 total operating revenue decreased 2.5% to approximately $622,000 as compared to approximately $638,000 for the three months ended September 30, 1999. Rental revenue from operating leases for the three months ended September 30, 2000 increased to approximately $574,000 as compared to approximately $572,000 for the three months ended September 30, 1999. Earned income from financing leases for the three months ended September 30, 2000 decreased 27.2% to approximately $48,000 as compared to approximately $66,000 for the three months ended September 30, 1999 as a result of the disposition of one equipment lease in August, 1999 and one equipment lease in April, 2000 as well as amortization of principal balances.

Operating expenses were approximately $273,000 for the three months ended September 30, 2000 as compared to approximately $270,000 for the three months ended September 30, 1999. Total operating expenses for the three months ended September 30, 2000 is comprised of approximately $74,000 of depreciation expense, approximately $20,000 of general and administrative expenses, and approximately $179,000 of interest expense.

Other income for the three months ended September 30, 2000 decreased to approximately $3,000 as compared to approximately $8,000 for the three months ended September 30, 1999. The decrease in other income is primarily due to a gain on the sale of equipment during the three months ended September 30, 1999.

As a result of the foregoing, the Partnership’s net income decreased 6.3% to approximately $352,000 for the three months ended September 30, 2000 as compared to approximately $376,000 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000. During the nine months ended September 30, 2000 total operating revenue increased 2.1% to $1.89 million as compared to $1.85 million for the nine months ended September 30, 1999. Rental revenue from operating leases for the nine months ended September 30, 2000 increased 1.6% to $1.73 million as compared to $1.70 million for the nine months ended September 30, 1999 primarily from the benefit of a full period of rental revenue from properties acquired and leased in

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

PART I – FINANCIAL INFORMATION

preceding periods. Earned income from financing leases for the nine months ended September 30, 2000 increased 8% to approximately $155,000 as compared to approximately $143,000 for the nine months ended September 30, 1999 as a result of a full period of financing income on the seven equipment leases acquired during 1999 offset by the loss of income from one equipment lease sold in August, 1999 and amortization of principal balances.

Operating expenses were approximately $825,000 for the nine months ended September 30, 2000 as compared to approximately $784,000 for the nine months ended September 30, 1999. Total operating expenses for the nine months ended September 30, 2000 is comprised of approximately $221,000 of depreciation expense, approximately $52,000 of general and administrative expenses, and approximately $552,000 of interest expense. The increase in operating expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily due to additional interest expense for the note payable issued in March, 1999.

Other income for the nine months ended September 30, 2000 is comprised primarily of a $15,000 gain on the sale of equipment and approximately $6,000 of interest and other income. Other expense for the nine months ended September 30, 1999 is comprised primarily of a net loss of approximately $158,000 on the disposition of vacant property and impaired equipment leases, offset by approximately $10,000 in interest and other income.

As a result of the foregoing, the Partnership’s net income increased 18% to $1.1 million for the nine months ended September 30, 2000 as compared to approximately $915,000 for the nine months ended September 30, 1999.

Distributions. The Partnership announced third quarter distributions of $565,000, including net sale proceeds of $75,000, of which $493,871 was distributed to its Limited Partners on October 15, 2000. The balance of $71,129 was distributed to those partners who elected to receive distributions on a monthly basis on August 15, 2000 and September 15, 2000.

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

At September 30, 2000 the Partnership had a portfolio of 15 properties located in 10 states, with a cost of $20.0 million, and 10 performing equipment leases with an original investment of $2.9 million. As of September 30, 2000 the Partnership’s investments were allocated approximately 87% to properties and 13% to equipment.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

PART I – FINANCIAL INFORMATION

The Partnership expects to require limited amounts of liquid assets since the properties and equipment leases require the lessees to pay all taxes and assessments, maintenance and repair items (except, with respect to double net properties, costs associated with maintenance and repair of the exterior walls and roof of the property) and insurance premiums, including casualty insurance. The general partners expect that the cash flow to be generated by the Partnership’s properties and equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Agreement of Limited Partnership of Registrant. (Incorporated by reference from Exhibit B of the final Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, SEC File No. 33-77510C)

4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

27	Financial Data Schedule

99.1	Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. SEC File No. 33-77510C)

      b) Reports on Form 8-K:

      There were no reports filed on Form 8-K for the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Net Lease Realty, Inc. Managing General Partner of Captec Franchise Capital Partners L.P. III

By:	/s/ W. Ross Martin W. Ross Martin Executive Vice President, Chief Financial Officer

Date:	November 14, 2000

Exhibit Index

Exhibit No.	Description

27	Financial Data Schedule