Form 10KSB40
period 2000-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2001-03-30
CIK 921794

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________ to ________________

Commission file number 33-77510C

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

(Name of small business issuer in its charter)

Delaware	38-3160141

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Frank Lloyd Wright Drive, Lobby L, 4th Floor, P.O. Box 544, Ann Arbor, Michigan 48106-0544
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (734) 994-5505

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Units of limited partnership interest ($1,000) (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

At December 31, 2000 subscriptions for 20,000 units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $20,000,000. At December 31, 2000, 19,842 Units were issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Prospectus of the Registrant dated August 12, 1994, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-77510C, and is incorporated by reference in Part III of this Annual Report on Form 10-KSB.

PART I
PART II
PART III
Report of Independent Accountants
Captec Franchise Capital Partners L.P. III Balance Sheet December 31, 2000 and 1999
Captec Franchise Capital Partners L.P. III Statement of Operations
Captec Franchise Capital Partners L.P. III Statement of Changes in Partners’ Capital For the Years Ended December 31, 2000 and 1999
Captec Franchise Capital Partners L.P. III Statement of Cash Flows For the Years Ended December 31, 2000 and 1999
Captec Franchise Capital Partners L.P. III Notes to Financial Statements

PART I

Item 1.	Description of Business

      Captec Franchise Capital Partners L.P. III (the “Partnership”) is a Delaware limited partnership formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such properties. The general partners upon formation of the Partnership were Captec Franchise Capital Corporation III (“Captec”) and Patrick L. Beach, an individual. In August 1998, the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc. (“Captec Net Lease”), an affiliate of Captec, for $1,483,000. Captec Net Lease, Captec, and Mr. Beach are collectively referred to as the “General Partners.”

      The Partnership commenced a public offering (the “Offering”) of up to 20,000 units of limited partnership interest (the “Units”) registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994. Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership’s Prospectus dated August 12, 1994.

      On January 24, 1995, the Partnership commenced operations. The Offering reached final funding in August, 1996, with subscriptions for the entire 20,000 Units and funds from 1,392 limited partners totaling $20,000,000. During December, 1997, the Partnership repurchased a total of 37 Units for $31,450, or 85% of the investor’s capital account. In December, 1999, the Partnership repurchased a total of 79 Units for $59,625, or 75% of the investor’s capital account. An additional 42 Units were repurchased in December, 2000 for $28,432, or 69% of the investor’s capital account. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At December 31, 2000, the Partnership had 19,842 Units issued and outstanding.

      The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of cash flow generated by the Partnership’s leases; (iii) capital appreciation of Partnership properties; (iv) generation of increased income and protection against inflation through contractual escalation of base rents or participation in gross revenues of lessees of Partnership properties; and (v) deferred taxation of Partnership cash distributions of the Partnership for limited partners of the Partnership (the “Limited Partners”).

      The Partnership expects to have not less than 75%, but not more than 90% of total investments in Properties and up to 25%, but not less than 10% in Equipment. The Properties generally will be leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Equipment will be leased only pursuant to leases under which the present value of non-cancelable rental payments payable during the initial term of the lease is at least sufficient to permit a lessor to recover the purchase price of the equipment (“Full Payout Leases”).

      The Partnership has no employees. The General Partners and their affiliates, however, are permitted to perform services for the Partnership pursuant to the partnership agreement.

Item 2.	Description of Properties

      As of December 31, 2000, the Partnership had a portfolio of 15 properties located in 10 states, with a cost basis of $20.0 million and 10 performing equipment leases with an original investment of $2.9 million. The Properties are leased to 11 operators of restaurant concepts such as Red Robin and Denny’s and one retail operator, Hollywood Video. As of December 31, 2000, leases to Red Robin International, Inc., DenAmerica Corp., and Foodmaker, Inc. represented 16.9%, 14.1%, and 11.4% of the annualized rent from the Properties. Any performance failure under these leases could materially affect the Partnership’s income and financial position.

      In December of 2000, Platinum Properties, LLC abandoned the Boston Market property in Raleigh, North Carolina. Annualized rent prior to abandonement was approximately $124,000.

      In October of 1998, Boston Chicken Inc. and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, one of the Partnership’s Boston Chicken leases was rejected and classified as vacant property as of December 31, 1998. Boston Chicken, Inc. and its affiliates operating in Chapter 11 collectively agreed to assume one lease with slightly modified terms. The vacant Boston Chicken property was sold in April 1999, and the proceeds were reinvested in properties and equipment.

      Annualized rent from the remaining Boston Chicken leases was $95,000 at December 31, 2000.

      The Partnership has one impaired equipment lease and one impaired equipment loan at December 31, 2000, with a recorded investment of $494,205 net of a related allowance of $153,837. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive.

      The following is a summary description of the Property and Equipment leases as of December 31, 2000.

				Total Asset Cost
	Concept	Date of	Date of	Including
Lessee Name	Name	Commence	Expiration	Acquisition Fees

PROPERTIES

Vacant	Boston Market			$1,050,000

America’s Favorite Chicken Co.	Church's	11/1/95	11/1/15	661,500

Gourmet Systems, Inc.	Applebee's	8/1/95	8/1/15	1,724,583

DenAmerica Corp.	Denny's	10/1/96	9/1/15	1,032,927

Red Robin International, Inc.	Red Robin	4/1/96	4/1/16	2,846,963

Golden Restaurant Operations, Inc.	Boston Market	7/1/96	7/1/11	1,200,150

Foodmaker, Inc.	Jack in Box	10/1/96	10/1/14	987,000

Hollywood Entertainment Corp.	Hollywood Video	9/1/96	5/1/11	1,102,500

Corral South Store #3, Inc.	Golden Corral	6/1/97	6/1/17	1,680,000

DenAmerica Corp.	Black Eyed Pea	10/1/96	10/1/16	1,561,106

Foodmaker, Inc.	Jack in Box	1/1/99	1/1/17	1,286,250

Tec-Foods, Inc.	Taco Bell	1/1/99	1/1/19	840,000

Romacorp, Inc.	Tony Roma's	1/1/99	1/1/14	1,942,500

RTM, Inc.	Arby's	8/1/99	8/1/19	706,011

Border Foods	Taco Bell	4/1/99	4/1/19	1,338,750

				19,960,240

EQUIPMENT

J.M.C. Limited Partnership	Applebee's	4/1/99	4/1/06	391,112

KG Restaurants, Inc.	Burger King	4/1/99	4/1/06	315,000

Roma Texarkoma Joint Venture	Johnny Carino's	4/1/99	4/1/06	446,250

Morgan’s Foods of Ohio, Inc.	KFC	6/1/99	6/1/06	196,469

Chi-Co, Inc.	Arby's	6/1/99	6/1/06	105,000

American Hospitality Corp.	Taco Bell	6/1/99	6/1/06	195,430

DenAmerica Corp.	Denny's	11/15/95	11/15/00	286,593

Checkers Corp.	Checkers	3/15/96	3/15/03	236,250

The Green Team Restaurants	Denny's	5/1/96	5/1/01	359,922

J.M.C. Limited Partnership	Applebee's	9/15/96	9/15/03	403,411

				2,935,437

Total:				$22,895,677

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Asset		Date of	Annual
	State	Monthly	Next Rent	Rate of
Lessee Name	Location	Rent	Increase	Increase(4)		Sq. Ft.

PROPERTIES

Vacant	NC	$—				3,007

America’s Favorite Chicken Co.	TX	6,353	11/1/05		1.92%	1,850

Gourmet Systems, Inc.	IL	17,428	8/1/01		3.00%	5,580

DenAmerica Corp.	VA	9,740	9/1/05		1.92%	3,012

Red Robin International, Inc.	TX	27,435	4/1/01		2.50%	7,485

Golden Restaurant Operations, Inc.	NJ	7,921	6/1/01		1.92%	3,333

Foodmaker, Inc.	TX	8,225	10/1/01	(1)	1.92%	2,860

Hollywood Entertainment Corp.	OK	9,844	9/1/01	(2)	0%	7,500

Corral South Store #3, Inc.	FL	14,534	6/1/02		2.39%	8,825

DenAmerica Corp.	TX	13,164	10/1/02	(3)	0%	5,445

Foodmaker, Inc.	WA	10,209	1/1/04		1.50%	2,669

Tec-Foods, Inc.	MI	6,833	1/1/02		0.66%	2,356

Romacorp, Inc.	FL	15,417	1/1/02		1.96%	6,297

RTM, Inc.	NC	5,304	9/1/01		0.99%	2,554

Border Foods	MN	9,563	4/1/01		1.33%	2,687

		161,970

EQUIPMENT

J.M.C. Limited Partnership	UT	6,136

KG Restaurants, Inc.	AZ	5,058

Roma Texarkoma Joint Venture	TX	7,241

Morgan’s Foods of Ohio, Inc.	OH	3,019

Chi-Co, Inc.	IL	1,671

American Hospitality Corp.	NC	3,110

DenAmerica Corp.	FL	5,404

Checkers Corp.	FL	4,050

The Green Team Restaurants	OR	7,541

J.M.C. Limited Partnership	UT	6,624

		23,619

Total:		$185,589

(1)	Rent Increase equals the greater of CPI or 10.0%.

(2)	Rent Increase equals the lesser of CPI or 12.0%.

(3)	Rent Increase equals the lesser of CPI or 10.0%.

(4)	Rate of increase was calculated on a compounded annual basis.

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

      The lessees generally pay all expenses incident to the closing of these transactions including, the Partnership’s attorney’s fees, title insurance premiums, recording fees and expenses and transfer.

Equipment

      General Equipment Lease Provisions: All of the equipment leases are on the Partnership’s standard form of lease whereby the lessee is responsible for all expenses related to the equipment including taxes, insurance, maintenance and repair costs. Prior to entering into the leases, an affiliate of the General Partner considered factors such as the financial condition and business and operating history of the lessees and demographic data for the area in which the equipment is located. All of the equipment was purchased with cash from offering proceeds. The General Partner believes that the amount of insurance carried by each lessee is adequate.

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

      In selecting specific properties, the General Partners generally require the following:

      (i) Base annual rent will provide a specified minimum return on the contract purchase price of the property; the majority of the leases will provide for fixed increases on specific dates or indexation of rents to indices such as the Consumer Price Index. Leases may also provide for percentage rents calculated to provide rents equal to a percentage of the lessee’s gross sales if greater than the base rent; and

      (ii) The initial lease will have a term of between ten and twenty years.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during 2000.

PART II

Item 5.	Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters

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

      The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain “publicly traded partnerships.” If the Partnership were to be classified as a “publicly traded partnership,” income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a “publicly traded partnership.”

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

      For the year ended December 31, 2000, operating revenue remained unchanged at $2.5 million as compared to the year ended December 31, 1999. Rental income from operating leases for 2000 increased 2% to $2.30 million as compared to $2.26 million for 1999 primarily from the benefit of a full year of rental income from properties acquired and leased in preceding periods. Earned income from financing leases for 2000 decreased 13% to $176,000 as compared to $203,000 for 1999 as a result of the impairment of one equipment lease and amortization of principal balances offset by the benefit of a full year of income on leases purchased during 1999.

      General and administrative expenses decreased 6% to $69,000 for 2000 as compared to $74,000 for 1999. Depreciation expense increased 1% to $295,000 for 2000 as compared to $291,000 for 1999 principally due to the effect of a full period of depreciation of properties acquired and leased in the preceding year. Interest expense increased 6% to $738,000 for 2000 as compared to $695,000 for 1999. The increase is the result of a full year of interest expense for the $2.0 million term note that the Partnership entered into in March 1999.

      The Partnership incurred a gain of $15,000 on net proceeds of $75,000 for the sale of equipment in May 2000. The Partnership incurred a loss of approximately $158,000 on net proceeds of approximately $1,011,000 for the disposition of vacant property and two equipment leases during 1999, including one impaired lease.

      As a result of the foregoing, the Partnership’s net income for 2000 increased 11% to $1.4 million from $1.3 million in 1999. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2000, the Partnership made distributions to Limited Partners totaling $2,189,622, as compared with $1,984,885 for the preceding year.

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

      As of December 31, 2000, the Partnership had invested $20.0 million in 15 net leased real estate properties and $2.9 million in 10 performing equipment packages. The Partnership also owns equipment from one impaired financing lease.

      The Partnership expects that only limited amounts of liquid assets will be required for existing properties since the form of lease which it uses for its properties and equipment requires lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance. The General Partners expect that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

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

      The Partnership does not have directors or officers.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      To the best knowledge of the Partnership, as of December 31, 2000, no person beneficially owned more than 5% of the outstanding Units.

Item 12.	Certain Relationships and Related Transactions

      During 1999, the General Partners received acquisition fees from the Partnership of $119,741 for services rendered in connection with the selection, evaluation and acquisition of the properties and equipment, as provided for in the Partnership Agreement. During 2000, no acquisition fee was earned by the General Partner.

      The General Partners believe that the Asset Management Agreement entered into is on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The Asset Management Agreement provides for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice. The asset management fees incurred by the Partnership in 2000 and 1999 were $26,971 and $26,670, respectively.

      In August 1998, the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec, for $1,483,000.

      In connection with the Offering and throughout all stages of the Partnership’s operations, the General Partners and their affiliates will receive compensation as described more fully in the “Compensation Table” on pages 12 through 16 of the Partnership’s Prospectus. All of the General Partners’ fees with the exception of acquisition fees will be subordinated to receipt by the Limited Partners of preferential distributions. Acquisition fees will be payable whether or not funds are available for distribution to the Limited Partners. The General Partners may, under certain circumstances, benefit from the continued holding of Partnership properties and/or equipment, while investors may be better served by a sale or other disposition of such properties and/or equipment. Furthermore, the receipt of certain fees and reimbursements is dependent upon the ability of the General Partners to timely invest net offering proceeds. Therefore, the interest of the General Partners in receiving such fees may conflict with the interest of the Limited Partners. The General Partners and their affiliates believe that their actions and decisions will be made in a manner consistent with their fiduciary duty to the Partnership.

      The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates have not been and will not be the result of arm’s-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm’s-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partners and their affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership. However, the Partnership Agreement prohibits receipt of rebates or “give-ups” or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

Item 13.	Exhibits and Reports on Form 8-k

      (a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Agreement of Limited Partnership of Registrant. (Incorporated by reference from Exhibit A of the final Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No. 33-77510C)

4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

99.1	Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C

      (b) Reports on Form 8-K:

      There were no reports filed on Form 8-K for the fourth quarter ended December 31, 2000.

SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

By:	Captec Net Lease Realty, Inc., Managing General Partner

By:	/s/ W. Ross Martin

W. Ross Martin
Executive Vice President,
Chief Financial Officer

Date:	March 30, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach

Patrick L. Beach Chairman of the Board of Directors, President and Chief Executive Officer of Captec Net Lease Realty, Inc.

Date:	March 30, 2001

By:	/s/ W. Ross Martin

W. Ross Martin Executive Vice President, Chief Financial Officer of Captec Net Lease Realty, Inc.

Date:	March 30, 2001

Captec Franchise Capital Partners L.P. III
Index to Financial Statements

Report of Independent Accountants

To the Board of Directors of
Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners L.P. III

In our opinion, the accompanying balance sheets and the related statements of operations, of partners capital and of cash flows present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 9, 2001

Captec Franchise Capital Partners L.P. III
Balance Sheets
December 31, 2000 and 1999

	2000	1999

Assets

Cash and cash equivalents	$95,992	$327,903

Restricted cash	269,437	266,452

Investment in leases

Operating leases, net	18,809,942	19,104,889

Financing leases, net	2,049,441	2,574,417

Impaired financing leases, net	27,492	27,492

Accounts receivable	60,198	56,405

Unbilled rent, net	1,074,434	816,948

Due from related parties	—	17,184

Deferred financing costs, net	382,327	430,118

Total assets	$22,769,263	$23,621,808

Liabilities and Partners’ Capital

Liabilities

Notes payable	$8,194,000	$8,194,000

Accounts payable and accrued expenses	83,147	73,796

Due to related parties	3,405	40,214

Security deposits held on leases	54,774	54,774

Total liabilities	8,335,326	8,362,784

Partners’ capital

Limited partners’ capital accounts	14,407,068	15,240,812

General partner’s capital accounts	26,869	18,212

Total partners’ capital	14,433,937	15,259,024

Total liabilities and partners’ capital	$22,769,263	$23,621,808

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Operations

	2000	1999

Operating revenue

Rental income	$2,302,149	$2,261,327

Finance income	176,329	203,058

Total operating revenue	2,478,478	2,464,385

Operating costs and expenses

Interest expense	737,683	694,790

Depreciation	294,947	290,777

General and administrative	69,210	73,496

Total operating costs and expenses	1,101,840	1,059,063

Income from operations	1,376,638	1,405,322

Other income (expense)

Gain (loss) on sale of equipment	15,000	1,012

Loss on sale of real estate	—	(159,422)

Interest income	—	4,923

Other	6,655	10,673

Total other income (expense)	21,655	(142,814)

Net income	1,398,293	1,262,508

Net income allocable to general partner	13,983	12,625

Net income allocable to limited partners	$1,384,310	$1,249,883

Net income per limited partnership unit	$69.63	$62.63

Weighted average number of limited partnership units outstanding	19,879	19,956

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2000 and 1999

	Limited	Limited	General	Total
	partners'	partners'	partner's	partners'
	units	accounts	accounts	capital

Balance, January 1, 1999	19,963	$16,035,439	$46,019	$16,081,458

Repurchase of limited partnership units	(79)	(59,625)	—	(59,625)

Distributions — ($99.82 per unit)	—	(1,984,885)	(40,432)	(2,025,317)

Net income	—	1,249,883	12,625	1,262,508

Balance December 31, 1999	19,884	15,240,812	18,212	15,259,024

Repurchase of limited partnership units	(42)	(28,432)		(28,432)

Distributions ($110.35 per unit)		(2,189,622)	(5,326)	(2,194,948)

Net income		1,384,310	13,983	1,398,293

Balance December 31, 2000	19,842	$14,407,068	$26,869	$14,433,937

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

	2000	1999

Cash flows from operating activities

Net income	$1,398,293	$1,262,508

Adjustments to net income Depreciation	294,947	290,777

Amortization of debt issuance costs	47,791	47,791

(Gain) on sale of equipment	(15,000)	(1,012)

Loss on sale of real estate	—	159,422

Increase in unbilled rent	(257,486)	(245,243)

(Increase) decrease in accounts receivable	(3,793)	98,543

Decrease in security deposits	—	(4,555)

Increase (decrease) increase in accounts payable and accrued expenses	9,351	(92,111)

Increase in restricted cash	(2,985)	(113,310)

Decrease in due from related parties	17,184	123,764

(Decrease) increase in due to related parties	(36,809)	3,552

Net cash provided by operating activities	1,451,493	1,530,126

Cash flows from investing activities

Purchase and construction cost of properties subject to operating leases	—	(1,127,118)

Net proceeds from disposition of properties subject to operating leases	—	912,128

Net proceeds from sale of equipment	75,000	98,389

Purchase of equipment for financing leases	—	(1,955,999)

Principal payments on financing leases	464,976	556,026

Net cash provided by (used in) investing activities	539,976	(1,516,574)

Cash flows from financing activities

Proceeds from issuance of notes payable	—	1,994,000

Debt issuance costs	—	(87,843)

Repurchase of limited partnership units	(28,432)	(59,625)

Distributions to limited partners	(2,189,622)	(1,984,885)

Distributions to general partner	(5,326)	(40,432)

Net cash used in financing activities	(2,223,380)	(178,785)

Net decrease in cash and cash equivalents	(231,911)	(165,233)

Cash and cash equivalents, beginning of period	327,903	493,136

Cash and cash equivalents, end of period	$95,992	$327,903

Supplemental disclosure of cash flow information:

Cash paid for interest	$689,892	$632,875

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Notes to Financial Statements

1.	The Partnership and its Significant Accounting Principles

Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” basis, primarily to operators of national and regional franchised businesses.

The General Partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”) and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, the General Partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec.

The Partnership commenced a public offering of 20,000 limited partnership interests (“Units”), priced at $1,000 per Unit, on August 12, 1994. The Partnership commenced operations on January 24, 1995.

In December 1997, the Partnership repurchased a total of 37 Units for $31,450, or 85% of the investor’s capital account. On December 1, 1999 an additional 79 units were repurchased for $59,625, or 75% of the investor’s capital account. In December 2000, an additional 42 units were repurchased for $28,432, or 69% of the investor’s capital account. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At December 31, 2000, the Partnership had 19,842 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

Following is a summary of the Partnership’s significant accounting policies:

Cash and cash equivalents The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash The Partnership is required to maintain a cash balance in an escrow account until specific post closing requirements have been satisfied related to a note payable.

Rental income from operating leases
The Partnership’s operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint.

Captec Franchise Capital Partners L.P. III
Notes to Financial Statements

1.	The Partnership and its Significant Accounting Principles (continued)

Land and building subject to operating leases
Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss were indicated using undiscounted cash flows, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis.

Net investment in financing leases
Net investment in financing leases primarily represents equipment used in restaurant operations and are leased under a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Financing leases delinquent for 90 or more days are determined to be impaired, and income accrual is suspended at that time. A loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2000 the Partnership has provided for an allowance of $153,837 for uncollectible amounts associated with its financing leases.

Note payable The fair value of fixed rate debt approximates the book value, and is estimated based on current rates offered for notes payable of the equivalent remaining maturity.

Net income per limited partnership interest
Net income per limited partnership interest is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners’ allocable share of the net income.

Income taxes
No provision for income taxes is included in the accompanying financial statements, as the Partnership’s results of operations are passed through to the partners for inclusion in their respective income tax returns.

Estimates
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

Reclassifications Certain prior-period financial statement amounts have been reclassified to conform to the 2000 presentations.

Captec Franchise Capital Partners L.P. III
Notes to Financial Statements

2.	Distributions

Cash flows of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, except that the General Partner’s share is subordinated to a 10% preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership will be allocated 90% to the limited partners and 10% to the General Partner, except that the General Partner’s share will be subordinated to an 11% preferred return plus return of the original contributions to the limited partners.

Distributions of cash flow from operations are paid quarterly in arrears

3.	Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner. The Partnership incurred $0 and $119,741 in acquisition fees during 2000 and 1999, respectively. The acquisition fees were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $26,971 and $26,670 were incurred during 2000 and 1999, respectively.

The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership’s Prospectus provided for the reinvestment of net sale proceeds during the four year period beginning on the date the Partnership terminated the offering, August 12, 1996. During 1999, the Partnership paid real estate liquidation fees of $29,250 (see Note 4) and none during 2000.

The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership paid equipment liquidation fees of $0 and $8,804 during 2000 and 1999, respectively (see Note 5).

Captec Franchise Capital Partners L.P. III
Notes to Financial Statements

4.	Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2000 and 1999 is comprised of the following:

	2000	1999

Land	$8,163,346	$8,163,346

Building and improvements	11,796,894	11,796,894

	19,960,240	19,960,240

Less — accumulated depreciation	(1,150,298)	(855,351)

Total	$18,809,942	$19,104,889

All construction draws are subject to the terms of a standard lease agreement with the Partnership. Upon completion of construction and when the tenant lease payments begin, the construction draws are then capitalized as land and building. There were no outstanding construction draws on properties as of December 31, 2000 and 1999.

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2000.

2001	$1,964,629

2002	2,017,652

2003	2,047,621

2004	2,096,915

2005	2,134,061

Thereafter	21,836,460

Total	$32,097,338

Captec Franchise Capital Partners L.P. III
Notes to Financial Statements

5.	Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2000 and 1999 is comprised of the following:

	2000	1999

Minimum lease payments to be received	$2,413,936	$3,055,244

Estimated residual value	117,101	177,101

Gross investment in financing leases	2,531,037	3,232,345

Less — unearned income	(405,450)	(474,246)

Less — direct origination costs	(76,146)	(183,682)

Net investment in financing leases	$2,049,441	$2,574,417

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2000:

2001	$571,199

2002	498,820

2003	420,153

2004	369,737

2005	369,737

Thereafter	184,290

Total	$2,413,936

During 2000, the Partnership recognized a gain of $15,000 on the sale of equipment leases. The Partnership received net proceeds of $75,000. The net investment in the equipment leases was $60,000. During 1999, the Partnership recognized a gain of $1,012 on the sale of equipment leases. The Partnership received net proceeds of $98,389, net of equipment liquidation fees of $8,804 (see Note 3). The net investment in the equipment leases was $97,377.

6.	Impaired Financing Leases

At December 31, 2000, the Partnership’s investment in impaired financing leases was comprised of one lease. The recorded investment in the lease is $181,329 net of a related allowance of $153,837. Installment payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive.

Captec Franchise Capital Partners L.P. III
Notes to Financial Statements

7.	Notes Payable

In November 1998, the Partnership entered into a $6.2 million term note, the proceeds of which were used to acquire properties. The note has a ten-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.37% per annum.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note also has a ten-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum.

At December 31, 2000, annual maturities on the notes in aggregate are as follows:

2001	$151,430

2002	178,243

2003	193,806

2004	210,729

2005	229,130

Thereafter	7,230,662

Total	$8,194,000

Debt issuance costs of $477,909 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the ten-year term.

8.	Subsequent Event

Based upon the results of operations for the three month period ended December 31, 2000, the Partnership declared distributions of $450,000 to its limited partners on January 15, 2001.