Form 10QSB
period 2001-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2001-05-15
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

Transitional Small Business Disclosure Format (check one) Yes   No

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
Index to Form 10-QSB

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheet, March 31, 2001 and December 31, 2000	3

	Statement of Operations for the three months

	ended March 31, 2001 and 2000	4

	Statement of Changes in Partners’ Capital for the three months

	ended March 31, 2001	5

	Statement of Cash Flows for the three months

	ended March 31, 2001 and 2000	6

	Notes to Financial Statements	7 – 8

Item 2.	Management’s Discussion and Analysis of Financial Condition

	and Results of Operations	9 – 10

PART II	OTHER INFORMATION

	Other Information	11 – 12

SIGNATURES		13

Captec Franchise Capital Partners L.P. III
Balance Sheet

	March 31,	December 31,
	2001	2000

	(Unaudited)
Assets

Cash and cash equivalents	$309,512	$95,992

Restricted cash	301,988	269,437

Investment in property under leases:

Operating leases, net	18,736,205	18,809,942

Financing leases, net	1,421,267	2,049,441

Impaired financing leases, net	245,662	27,492

Accounts receivable	55,909	60,198

Unbilled rent, net	1,037,418	1,074,434

Due from related parties	1,533	—

Deferred financing costs, net	370,379	382,327

Total assets	$22,479,873	$22,769,263

Liabilities & Partners’ Capital

Liabilities:

Notes payable	$8,183,808	$8,194,000

Accounts payable and accrued expenses	107,528	83,147

Due to related parties	3,398	3,405

Security deposits held on leases	54,774	54,774

Total liabilities	8,349,508	8,335,326

Partners’ capital:

Limited partners’ capital accounts	14,102,050	14,407,068

General partner’s capital accounts	28,315	26,869

Total partners’ capital	14,130,365	14,433,937

Total liabilities & partners’ capital	$22,479,873	$22,769,263

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Operations
for the three months ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

Operating revenue:

Rental income	$540,993	$574,544

Finance income	36,969	55,464

Total operating revenue	577,962	630,008

Operating costs and expenses:

Interest expense	183,631	186,445

Depreciation	73,737	73,737

General and administrative	16,888	20,495

Provision for unbilled rent	92,908	—
Provision for impaired financing leases	77,000	—

Total operating costs and expenses	444,164	280,677

Income from operations	133,798	349,331

Other income (expense):

Gain on sale of equipment	9,086	—

Interest and other income	1,733	—

Other	—	(362)

Total other income (expense)	10,819	(362)

Net income	144,617	348,969

Net income allocable to general partner	1,446	3,490

Net income allocable to limited partners	$143,171	$345,479

Net income per limited partnership unit	$7.22	$17.37

Weighted average number of limited partnership units outstanding	19,842	19,884

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
for the three months ended March 31, 2001
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2000	19,842	$14,407,068	$26,869	$14,433,937

Distributions — ($22.59 per unit)	—	(448,189)	—	(448,189)

Net income	—	143,171	1,446	144,617

Balance, March 31, 2001	19,842	$14,102,050	$28,315	$14,130,365

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Cash Flows
for the three months ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:

Net Income	$144,617	$348,969

Adjustments to net income:

Depreciation	73,737	73,737

Amortization of debt issuance costs	11,948	14,337

Gain on sale of equipment	(9,085)	—

Provision for credit losses	77,000	—

Decrease (Increase) in unbilled rent	37,016	(57,937)

Decrease (increase) in accounts receivable	4,289	(88,647)

Increase (decrease) in accounts payable and accrued expenses	24,381	(5,335)

(Increase) decrease in restricted cash	(32,551)	1,707

(Increase) decrease in due from related parties	(1,533)	4,342

Decrease in due to related parties	(7)	(26,654)

Net cash provided by operating activities	329,812	264,519

Cash flows from investing activities:

Proceeds from sale of equipment	267,745	—

Principal payments on financing leases	74,344	149,637

Net cash provided by (used in) investing activities	342,089	149,637

Cash flows from financing activities:

Repayments of notes payable	(10,192)	—

Distributions to limited partners	(448,189)	(510,579)

Distributions to general partner	—	(5,326)

Net cash (used in) provided by financing activities	(458,381)	(515,905)

Net (decrease) increase in cash and cash equivalents	213,520	(101,749)

Cash and cash equivalents, beginning of period	95,992	327,903

Cash and cash equivalents, end of period	$309,512	$226,154

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering of 20,000 limited partnership interest units on August 12, 1994 and reached final funding in August, 1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units for $31,450, or 85% of the investor’s capital account. During 1999, the Partnership repurchased 79 units for $59,625, or 75% of the investor’s capital account. An additional 42 Units were repurchased in December, 2000 for $28,432, or 69% of the investor’s capital account. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At March 31, 2001, the Partnership had 19,842 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

The balance sheet of the Partnership as of March 31, 2001 and the statements of operations and cash flows for the periods ending March 31, 2001 and 2000 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission on March 30, 2001.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of December 31, 2001 is comprised of the following:

Land	$8,163,346

Building and improvements	11,796,894

19,960,240

Less accumulated depreciation	(1,224,035)

Total	$18,736,205

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2001 is comprised of the following:

Minimum lease payments to be received	$1,580,761

Estimated residual value	117,101

Gross investment in financing leases	1,697,862

Less unearned income	(210,666)

Less direct origination costs	(65,929)

Net investment in financing leases	$1,421,267

4.	NOTES PAYABLE:

In November, 1998, the Partnership entered into a $6.2 million term note, the proceeds of which were used to acquire additional properties. The note has a 10-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.37% per annum.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001. During the three months ended March 31, 2001 total operating revenue decreased 8.3% to approximately $578,000 as compared to approximately $630,000 for the three months ended March 31, 2000. Rental revenue from operating leases for the three months ended March 31, 2001 decreased to approximately $541,000 as compared to approximately $575,000 for the three months ended March 31, 2000 due to the impairment of the Raleigh, North Carolina Boston Market property. Earned income from financing leases for the three months ended March 31, 2001 decreased 33.3% to approximately $37,000 as compared to approximately $55,000 for the three months ended March 31, 2000 as a result of the disposition of one equipment lease in April, 2000 as well as amortization of principal balances.

Operating expenses were approximately $444,000 for the three months ended March 31, 2001 as compared to approximately $281,000 for the three months ended March 31, 2000. Total operating expenses for the three months ended March 31, 2001 is comprised of approximately $74,000 of depreciation expense, approximately $17,000 of general and administrative expenses, approximately $184,000 of interest expense, a reserve for unbilled rent of approximately $93,000, and a reserve for impaired financing leases of $77,000.

Other income for the three months ended March 31, 2001 was approximately $11,000 as compared to other expense of $362 for the three months ended March 31, 2000. The other income is primarily due to a gain on the sale of equipment during the three months ended March 31, 2001.

As a result of the foregoing, the Partnership’s net income decreased 58.6% to approximately $145,000 for the three months ended March 31, 2001 as compared to approximately $349,000 for the three months ended March 31, 2000.

Distributions. The Partnership announced first quarter distributions of $518,873, including net sale proceeds of $133,873, of which $451,185 was distributed to its Limited Partners on April 16, 2001. The balance of $67,688 was distributed to those partners who elected to receive distributions on a monthly basis on February 15, 2001 and March 15, 2001.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I – FINANCIAL INFORMATION

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

In November, 1998 the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March, 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.37 to 8.5% per annum. Debt issuance costs of approximately $478,000 in aggregate incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

At March 31, 2001 the Partnership had a portfolio of 15 properties located in 10 states, with a cost of $20.0 million, and 8 performing equipment leases with an original investment of $2.3 million. As of March 31, 2001 the Partnership’s investments were allocated approximately 87% to properties and 13% to equipment.

In December of 2000, Platinum Properties, LLC abandoned the Boston Market property in Raleigh, North Carolina. Annualized rent prior to abandonment was approximately $124,000. The Partnership is aggressively marketing the property.

The Partnership has two impaired equipment leases at March 31, 2001, with a recorded investment of $476,499 net of a related allowance of $230,837. The net investment in the impaired leases represent the estimated net proceeds that the Partnership expects to receive.

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
PART II — OTHER INFORMATION

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

      (b) Reports on Form 8-K:

      There were no reports filed on Form 8-K for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Net Lease Realty, Inc. Managing General Partner of Captec Franchise Capital Partners L.P. III

By:	/s/ W. Ross Martin

W. Ross Martin Executive Vice President, Chief Financial Officer

Date:	May 15, 2001