Form 10QSB
period 2001-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2001-08-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001

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

Indicate by check mark whether the registrant(1) as filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes       No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

Transitional Small Business Disclosure Format (check one)     Yes      No

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheet, June 30, 2001 and December 31, 2000	3

	Statement of Operations for the three and six months ended June 30, 2001 and 2000	4

	Statement of Changes in Partners' Capital for the six months ended June 30, 2001	5

	Statement of Cash Flows for the six months

	ended June 30, 2001 and 2000	6

	Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

PART II	OTHER INFORMATION

	Other Information	12 - 13

SIGNATURES		14

Captec Franchise Capital Partners L.P. III
Balance Sheet

	(Unaudited)
	June 30,	December 31,
	2001	2000

Assets

Cash and cash equivalents	$109,061	$95,992

Restricted cash	312,562	269,437

Investment in property under leases:

Operating leases, net	18,662,468	18,809,942

Financing leases, net	1,331,403	2,049,441

Impaired financing leases, net	251,555	27,492

Accounts receivable	86,722	60,198

Unbilled rent, net	1,087,843	1,074,434

Due from related parties	8,737	—

Deferred financing costs, net	358,432	382,327

Total assets	$22,208,783	$22,769,263

Liabilities & Partners’ Capital

Liabilities:

Notes payable	$8,146,422	$8,194,000

Accounts payable and accrued expenses	132,176	83,147

Due to related parties	690	3,405

Security deposits held on leases	54,774	54,774

Total liabilities	8,334,062	8,335,326

Partners’ capital:

Limited partners’ capital accounts	13,843,738	14,407,068

General partner’s capital accounts	30,983	26,869

Total partners’ capital	13,874,721	14,433,937

Total liabilities & partners’ capital	$22,208,783	$22,769,263

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenue:

Rental income	$540,993	$584,084	$1,081,987	$1,158,628

Finance income	31,202	51,266	68,171	106,730

Total operating revenue	572,195	635,350	1,150,158	1,265,358

Operating costs and expenses:

Interest expense	182,991	186,445	366,623	372,890
Depreciation	73,737	73,737	147,474	147,474
General and administrative	24,079	11,514	40,967	32,009
Provision for unbilled rent	—	—	77,000	—
Provision for impaired financing leases	—	—	92,908	—

Total operating costs and expenses	280,807	271,696	724,972	552,373

Income from operations	291,388	363,654	425,186	712,985

Other income (expense):

Interest and other income	2,792	3,271	4,525	2,910
(Loss) gain on sale of equipment	(27,357)	15,000	(18,271)	15,000

Total other income (expense)	(24,565)	18,271	(13,746)	17,910

Net income	266,823	381,925	411,440	730,895

Net income allocable to general partner	2,668	3,819	4,114	7,309

Net income allocable to limited partners	$264,155	$378,106	$407,326	$723,586

Net income per limited partnership unit	$13.31	$19.02	$20.53	$36.39

Weighted average number of limited partnership units outstanding	19,842	19,884	19,842	19,884

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
for the six months ended June 30, 2001
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Accounts	Capital

Balance, December 31, 2000	19,842	$14,407,068	$26,869	$14,433,937

Distributions — ($48.92 per unit)	—	(970,656)	—	(970,656)

Net income	—	407,326	4,114	411,440

Balance, June 30, 2001	19,842	$13,843,738	$30,983	$13,874,721

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Cash Flows
for the six months ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:

Net Income	$411,440	$730,895

Adjustments to net income:

Depreciation	147,474	147,474

Amortization of debt issuance costs	23,895	28,675

Loss (gain) on sale of equipment	18,271	(15,000)

Provision for credit losses	77,000	—

Increase in unbilled rent	(13,409)	(129,739)

(Increase) decrease in accounts receivable	(26,524)	47,519

Increase (decrease) in accounts payable and accrued expenses	49,029	(12,527)

(Increase) decrease in restricted cash	(43,125)	4,868

(Increase) decrease in due from related parties	(8,737)	4,352

Decrease in due to related parties	(2,715)	(22,800)

Net cash provided by operating activities	632,599	783,717

Cash flows from investing activities:

Proceeds from sale of equipment	267,745	75,000

Principal payments on financing leases	130,959	252,508

Net cash provided by investing activities	398,704	327,508

Cash flows from financing activities:

Repayments of notes payable	(47,578)	—

Distributions to limited partners	(970,656)	(1,011,726)

Distributions to general partner	—	(5,326)

Net cash used in financing activities	(1,018,234)	(1,017,052)

Net increase in cash and cash equivalents	13,069	94,173

Cash and cash equivalents, beginning of period	95,992	327,903

Cash and cash equivalents, end of period	$109,061	$422,076

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” or “double net" basis, primarily to operators of national and regional chain and nationally franchised fast food and family style restaurants, as well as other national and regional retail chains. The general partners of the Partnership upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”), and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August, 1998 the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec, for $1,483,000.

The Partnership commenced a public offering of 20,000 limited partnership interest units on August 12, 1994 and reached final funding in August, 1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units for $31,450, or 85% of the investor’s capital account. During 1999, the Partnership repurchased 79 units for $59,625, or 75% of the investor’s capital account. An additional 42 Units were repurchased in December 2000 for $28,432, or 69% of the investorÎs capital account. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At June 30, 2001, the Partnership had 19,842 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

The balance sheet of the Partnership as of June 30, 2001 and the statements of operations and cash flows for the periods ending June 30, 2001 and 2000 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission on March 30, 2001.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2001 is comprised of the following:

Land	$8,163,346

Building and improvements	11,796,894

19,960,240

Less accumulated depreciation	(1,297,772)

Total	$18,662,468

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2001 is comprised of the following:

Minimum lease payments to be received	$1,492,946

Estimated residual value	89,678

Gross investment in financing leases	1,582,624

Less unearned income	(195,509)

Less direct origination costs	(55,712)

Net investment in financing leases	$1,331,403

4.	NOTES PAYABLE:

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
PART I — FINANCIAL INFORMATION

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001.   During the three months ended June 30, 2001 total operating revenue decreased 9.9% to approximately $572,000 as compared to approximately $635,000 for the three months ended June 30, 2000. Rental revenue from operating leases for the three months ended June 30, 2001 decreased to approximately $541,000 as compared to approximately $584,000 for the three months ended June 30, 2000 due to the impairment of the Raleigh, North Carolina Boston Market property. Earned income from financing leases for the three months ended June 30, 2001 decreased 39.1% to approximately 31,000 as compared to approximately $51,000 for the three months ended June 30, 2000 as a result of the disposition of one equipment lease in January 2001 as well as amortization of principal balances.

Operating expenses were approximately $281,000 for the three months ended June 30, 2001, nearly unchanged as compared to approximately $272,000 for the three months ended June 30, 2000.

Other expense for the three months ended June 30, 2001 was approximately $25,000 as compared to other income of approximately $18,000 for the three months ended June 30, 2000. The other expense is primarily due to a loss on the sale of equipment during the three months ended June 30, 2001. The other income for the three months ended June 30, 2000 is primarily due to a gain on the sale of equipment.

As a result of the foregoing, the Partnership’s net income decreased 30.1% to approximately $267,000 for the three months ended June 30, 2001 as compared to approximately $382,000 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001.   During the six months ended June 30, 2001 total operating revenue decreased 9.1% to approximately $1,150,000 as compared to approximately $1,265,000 for the six months ended June 30, 2000. Rental revenue from operating leases for the six months ended June 30, 2001 decreased to approximately $1,082,000 as compared to approximately $1,159,000 for the six months ended June 30, 2000 due to the impairment of the Raleigh, North Carolina Boston Market property. Earned

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION

income from financing leases for the six months ended June 30, 2001 decreased 36.1% to approximately $68,000 as compared to approximately $107,000 for the six months ended June 30, 2000 as a result of the disposition of two equipment leases, one in April 2000 and the other in January 2001, as well as the amortization of principal balances.

Operating expenses were approximately $725,000 for the six months ended June 30, 2001, an increase of 31% as compared to approximately $552,000 for the six months ended June 30, 2000. The increase is principally due to a reserve for unbilled rent of approximately $93,000 and a reserve for impaired financing leases of $77,000, both of which were non-recurring charges incurred in the first quarter of 2001.

The reserve for unbilled rent is for the Raleigh, North Carolina Boston Market property, which was vacated by Platinum Properties in January 2001. The Partnership recognized a one-time charge of approximately $93,000 to write-off the unbilled rent related to this lease and is seeking a new tenant for this property.

The reserve for impaired financing leases relates to the equipment contract with Olajuwon Holdings, which has filed under Chapter 11 bankruptcy. The Partnership is in the process of selling the equipment and has reserved for a loss of $77,000, based upon the estimated proceeds expected to be realized from that sale.

Other expense for the six months ended June 30, 2001 was approximately $14,000 as compared to other income of approximately $18,000 for the six months ended June 30, 2000. The other expense is primarily due to a loss on the sale of equipment during the six months ended June 30, 2001. The other income for the six months ended June 30, 2000 is primarily due to a gain on the sale of equipment.

As a result of the foregoing, the Partnership’s net income decreased 43.7% to approximately $411,000 for the six months ended June 30, 2001 as compared to approximately $731,000 for the six months ended June 30, 2000. Exclusive of non-recurring items described above, the Partnership’s net income decreased approximately 20.5% for the six months ended June 30, 2001 as compared to the same period in 2000.

Distributions.   The Partnership announced second quarter distributions of $425,000, including net sale proceeds of $85,000, of which $353,719 was distributed to its Limited Partners on July 16, 2001. The balance of $71,281 was distributed to those partners who elected to receive distributions on a monthly basis on May 15, 2001 and June 15, 2001.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION

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

At June 30, 2001 the Partnership had a portfolio of 15 properties located in 10 states, with a cost of $20.0 million, and 8 performing equipment leases with an original investment of $2.3 million. As of June 30, 2001 the Partnership’s investments were allocated approximately 87% to properties and 13% to equipment.

In December of 2000, Platinum Properties, LLC abandoned the Boston Market property in Raleigh, North Carolina. Annualized rent prior to abandonment was approximately $124,000. The Partnership is seeking a new tenant for this property.

The Partnership has two impaired equipment leases at June 30, 2001, with a recorded investment of $482,392 offset by an impairment allowance of $230,837. The net investment in the impaired leases represent the estimated net proceeds that the Partnership expects to receive from the sale or re-leasing of these assets.

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

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. Captec Net Lease Realty, Inc. (“CRRR”), the general partner of Captec Franchise Capital Partners L.P. III (the “Partnership”), has entered into a definitive merger agreement with Commercial Net Lease Realty, Inc. (NYSE: NNN). The proposed merger is expected to close in the fourth quarter of 2001. In connection with the merger, CRRR has agreed to sell its general partnership interest in the partnership to a wholly-owned subsidiary of CRC Acquisition LLC which is a Michigan liability company of which Patrick L. Beach, the Chairman of the Board of Directors and President and Chief Executive officer of CRRR, is the sole member. This will insure continuity of the management of the Partnership following the acquisition of CRRR by CNL pursuant to the merger.

In recognition of the above facts and to facilitate the transaction, an affiliate of Mr. Beach will purchase, immediately after the closing of the merger, certain non-real estate assets of CRRR and assume liabilities associated with those assets. The assets to be purchased by Mr. Beach include the general partner’s interest in the Partnership.

In order to complete this transition, the limited partners will need to consent to the transfer of the general partner interest to the affiliate of Mr. Beach. A proxy statement regarding this consent will be filed with the Securities and Exchange Commission. Once declared effective, the proxy statement will be mailed to all limited partners.

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

      There were no reports filed on Form 8-K for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Net Lease Realty, Inc.

Managing General Partner of

Captec Franchise Capital Partners L.P. III

By:	/s/ W. Ross Martin

W. Ross Martin

Executive Vice President,

Chief Financial Officer

Date:	August 14, 2001