Form 10QSB
period 2001-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2001-11-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Transitional Small Business Disclosure Format (check one) Yes     No

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheet, September 30, 2001 and December 31, 2000	3

	Statement of Operations for the three and nine months ended September 30, 2001 and 2000	4

	Statement of Changes in Partners’ Capital for the nine months ended September 30, 2001	5

	Statement of Cash Flows for the nine months ended September 30, 2001 and 2000	6

	Notes to Financial Statements	7–8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–11

PART II	OTHER INFORMATION

	Other Information	12–13

SIGNATURES		14

Captec Franchise Capital Partners L.P. III
Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2001	2000

Assets
Cash and cash equivalents	$185,897	$95,992
Restricted cash	362,381	269,437
Investment in property under leases:
Operating leases, net	18,588,732	18,809,942
Financing leases, net	1,272,774	2,049,441
Impaired financing leases, net	257,260	27,492
Accounts receivable	63,426	60,198
Unbilled rent, net	1,134,859	1,074,434
Due from related parties	5,524	—
Deferred financing costs, net	346,484	382,327

Total assets	$22,217,337	$22,769,263

Liabilities & Partners’ Capital
Liabilities:
Notes payable	$8,105,457	$8,194,000
Accounts payable and accrued expenses	140,686	83,147
Due to related parties	154,459	3,405
Security deposits held on leases	54,774	54,774

Total liabilities	8,455,376	8,335,326

Partners’ capital:
Limited partners’ capital accounts	13,728,067	14,407,068
General partner’s capital accounts	33,894	26,869

Total partners’ capital	13,761,961	14,433,937

Total liabilities & partners’ capital	$22,217,337	$22,769,263

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating revenue:
Rental income	$546,900	$573,732	$1,628,887	$1,732,360
Finance income	28,325	48,158	96,496	154,887

Total operating revenue	575,225	621,890	1,725,383	1,887,247
Operating costs and expenses:
Interest expense	185,133	179,276	551,757	552,166
Depreciation	73,737	73,737	221,210	221,210
General and administrative	28,879	19,955	69,845	51,964
Provision for unbilled rent	—	—	92,908	—
Provision for impaired financing leases	—	—	77,000	—

Total operating costs and expenses	287,749	272,968	1,012,720	825,340

Income from operations	287,476	348,922	712,663	1,061,907
Other income (expense):
Interest and other income	3,550	3,150	8,075	6,059
(Loss) gain on sale of equipment	—	—	(18,271)	15,000

Total other income (expense)	3,550	3,150	(10,196)	21,059

Net income	291,026	352,072	702,467	1,082,966
Net income allocable to general partner	2,910	3,521	7,025	10,830

Net income allocable to limited partners	$288,116	$348,551	$695,442	$1,072,136

Net income per limited partnership unit	$14.52	$17.53	$35.05	$53.92

Weighted average number of limited partnership units outstanding	19,842	19,884	19,842	19,884

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
for the nine months ended September 30, 2001
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2000	19,842	$14,407,068	$26,869	$14,433,937
Distributions — ($69.27 per unit)	—	(1,374,443)	—	(1,374,443)
Net income	—	695,442	7,025	702,467

Balance, September 30, 2001	19,842	$13,728,067	$33,894	$13,761,961

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Cash Flows
for the nine months ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:
Net Income	$702,467	$1,082,966
Adjustments to net income:
Depreciation	221,210	221,210
Amortization of debt issuance costs	35,843	35,843
Loss (gain) on sale of equipment	18,271	(15,000)
Provision for credit losses	77,000	—
Increase in unbilled rent	(60,425)	(182,028)
(Increase) decrease in accounts receivable	(3,228)	50,567
Increase (decrease) in accounts payable and accrued expenses	57,539	(17,247)
Increase in restricted cash	(92,944)	(42,113)
(Increase) decrease in due from related parties	(5,524)	2,334
Increase (decrease) in due to related parties	151,054	(23,342)

Net cash provided by operating activities	1,101,263	1,113,190

Cash flows from investing activities:
Proceeds from sale of equipment	267,745	75,000
Principal payments on financing leases	183,883	349,337

Net cash provided by investing activities	451,628	424,337

Cash flows from financing activities:
Repayments of notes payable	(88,543)	—
Distributions to limited partners	(1,374,443)	(1,626,255)
Distributions to general partner	—	(5,326)

Net cash used in financing activities	(1,462,986)	(1,631,581)

Net increase in cash and cash equivalents	89,905	(94,054)
Cash and cash equivalents, beginning of period	95,992	327,903

Cash and cash equivalents, end of period	$185,897	$233,849

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering of 20,000 limited partnership interest units on August 12, 1994 and reached final funding in August, 1996. Net proceeds after offering expenses were approximately $17.4 million. During 1997, the Partnership repurchased a total of 37 units for $31,450, or 85% of the investor’s capital account. During 1999, the Partnership repurchased 79 units for $59,625, or 75% of the investor’s capital account. An additional 42 Units were repurchased in December 2000 for $28,432, or 69% of the investor’s capital account. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At September 30, 2001, the Partnership had 19,842 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

The balance sheet of the Partnership as of September 30, 2001 and the statements of operations and cash flows for the periods ending September 30, 2001 and 2000 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission on March 30, 2001.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2001 is comprised of the following:

Land	$8,163,346
Building and improvements	11,796,894

19,960,240
Less accumulated depreciation	(1,371,508)

Total	$18,588,732

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2001 is comprised of the following:

Minimum lease payments to be received	$1,411,696
Estimated residual value	89,678

Gross investment in financing leases	1,501,374
Less unearned income	(183,106)
Less direct origination costs	(45,494)

Net investment in financing leases	$1,272,774

4.	NOTES PAYABLE:

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001. During the three months ended September 30, 2001 total operating revenue decreased 7.5% to approximately $575,000 as compared to approximately $622,000 for the three months ended September 30, 2000. Rental revenue from operating leases for the three months ended September 30, 2001 decreased 4.7% to approximately $547,000 as compared to approximately $574,000 for the three months ended September 30, 2000 due to the impairment of the Raleigh, North Carolina Boston Market property. Earned income from financing leases for the three months ended September 30, 2001 decreased 41.2% to approximately 28,000 as compared to approximately $48,000 for the three months ended September 30, 2000 as a result of the disposition of one equipment lease in January 2001 as well as amortization of principal balances.

Operating expenses increased 5.4% to approximately $288,000 for the three months ended September 30, 2001 as compared to approximately $273,000 for the three months ended September 30, 2000. The increase in operating expenses for the three months ended September 30, 2001 is due to real estate taxes paid for the impaired Boston Market property.

Other income for the three months ended September 30, 2001 was approximately $4,000 as compared to approximately $3,000 for the three months ended September 30, 2000. Other income includes late fees and miscellaneous income.

As a result of the foregoing, the Partnership’s net income decreased 17.3% to approximately $291,000 for the three months ended September 30, 2001 as compared to approximately $352,000 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001. During the nine months ended September 30, 2001 total operating revenue decreased 8.6% to approximately $1,725,000 as compared to approximately $1,887,000 for the nine months ended September 30, 2000. Rental revenue from operating leases for the nine months ended September 30, 2001 decreased 6.0% to approximately $1,629,000 as compared to approximately

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I – FINANCIAL INFORMATION

$1,732,000 for the nine months ended September 30, 2000 due to the impairment of the Raleigh, North Carolina Boston Market property. Earned income from financing leases for the nine months ended September 30, 2001 decreased 37.7% to approximately $96,000 as compared to approximately $155,000 for the nine months ended September 30, 2000 as a result of the disposition of two equipment leases, one in April 2000 and the other in January 2001, as well as the amortization of principal balances.

Operating expenses increased 22.7% to approximately $1,013,000 for the nine months ended September 30, 2001, as compared to approximately $825,000 for the nine months ended September 30, 2000. The increase is principally due to a reserve for unbilled rent of approximately $93,000 and a reserve for impaired financing leases of $77,000, both of which were non-recurring charges incurred in the first quarter of 2001.

The reserve for unbilled rent is for the Raleigh, North Carolina Boston Market property, which was vacated by Platinum Properties in January 2001. The Partnership recognized a one-time charge of approximately $93,000 to write-off the unbilled rent related to this lease and is seeking a new tenant for the property.

The reserve for impaired financing leases relates to the equipment contract with Olajuwon Holdings, which has filed under Chapter 11 bankruptcy. The Partnership is in the process of selling the equipment and has reserved for a loss of $77,000, based upon the estimated proceeds expected to be realized from that sale.

Other expense for the nine months ended September 30, 2001 was approximately $10,000 as compared to other income of approximately $21,000 for the nine months ended September 30, 2000. The other expense is primarily due to a loss on the sale of equipment during the nine months ended September 30, 2001. The other income for the nine months ended September 30, 2000 is primarily due to a gain on the sale of equipment.

As a result of the foregoing, the Partnership’s net income decreased 35.1% to approximately $702,000 for the nine months ended September 30, 2001 as compared to approximately $1,083,000 for the nine months ended September 30, 2000. Exclusive of non-recurring items described above, the Partnership’s net income decreased approximately 19.4% for the nine months ended September 30, 2001 as compared to the same period in 2000.

Distributions. The Partnership announced third quarter distributions of $340,000, of which $289,933 was distributed to its Limited Partners on October 15, 2001. The balance of $50,067 was distributed to those partners who elected to receive distributions on a monthly basis on August 15, 2001 and September 14, 2001.

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

At September 30, 2001 the Partnership had a portfolio of 15 properties located in 10 states, with a cost of $20.0 million, and 8 performing equipment leases with an original investment of $2.3 million. As of September 30, 2001 the Partnership’s investments were allocated approximately 87% to properties and 13% to equipment.

In December of 2000, Platinum Properties, LLC abandoned the Boston Market property in Raleigh, North Carolina. Annualized rent prior to abandonment was approximately $124,000. The Partnership is seeking a new tenant for the property.

The Partnership has two impaired equipment leases at September 30, 2001, with a recorded investment of $488,097 offset by an impairment allowance of $230,837. The net investment in the impaired leases represent the estimated net proceeds that the Partnership expects to receive from the sale or re-leasing of these assets.

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

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. Captec Net Lease Realty, Inc. (“CRRR”), the general partner of Captec Franchise Capital Partners L.P. III (the “Partnership”), has entered into a definitive merger agreement with Commercial Net Lease Realty, Inc. (NYSE: NNN). The proposed merger is expected to close in the fourth quarter of 2001. In connection with the merger, CRRR has agreed to sell its general partnership interest in the partnership to a wholly-owned subsidiary of CRC Asset Acquisition LLC which is a Michigan limited liability company of which Patrick L. Beach, the Chairman of the Board of Directors and President and Chief Executive Officer of CRRR, is the sole member. This will insure continuity of the management of the Partnership following the acquisition of CRRR by CNL pursuant to the merger.

In recognition of the above facts and to facilitate the transaction, an affiliate of Mr. Beach will purchase, immediately after the closing of the merger, certain non-real estate assets of CRRR and assume liabilities associated with those assets. The assets to be purchased by Mr. Beach include the general partner’s interest in the Partnership.

In order to complete this transition, the limited partners will need to consent to the transfer of the general partner interest to the affiliate of Mr. Beach. A proxy statement regarding this consent has been filed with the Securities and Exchange Commission. Once declared effective, the proxy statement will be mailed to all limited partners.

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

There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners L.P. III

By:	/s/ W. Ross Martin

W. Ross Martin
Executive Vice President,
Chief Financial Officer

Date:	November 14, 2001