Form 10KSB40
period 2001-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2002-03-29
CIK 921794

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _____________ to __________ Commission file number 33-77510C

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

(Name of small business issuer in its charter

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

At December 31, 2001 subscriptions for 20,000 units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $20,000,000. At December 31, 2001, there were 19,776 Units were issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Prospectus of the Registrant dated August 12, 1994, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-77510C, and is incorporated by reference in Part III of this Annual Report on Form 10-KSB.

PART I

Item 1. Description of Business

     Captec Franchise Capital Partners L.P. III (the “Partnership”) is a Delaware limited partnership formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such properties. The general partners upon formation of the Partnership were Captec Franchise Capital Corporation III (“Captec”) and Patrick L. Beach, an individual. In August 1998, the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc. (“Captec Net Lease”), an affiliate of Captec. Captec Net Lease, Captec, and Mr. Beach are collectively referred to as the “General Partners.” In December 2001, Captec Net Lease merged with and into Commercial Net Lease Realty, Inc. . In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP3 Asset Acquisition, LLC, a wholly-owned subsidiary of CRC Asset Acquisition LLC which is a Michigan limited liability company of which Patrick L. Beach is the sole member. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and an original general partner of the Partnership. In order to complete the assignment of the general partnership interest, a majority in interest of the Limited Partners and the Partnership’s lender must consent to the transfer to GP3 Asset Acquisition. A majority in interest of the Limited Partners consented to the transfer to GP3 Asset Acquisition in January 2002 and the lender consent is pending. Until such time that the transfer of the general partnership interest to GP3 Asset Acquisition is completed, Commercial Net Lease and GP3 Asset Acquisition have entered into an agreement whereby Commercial Net Lease assigned to GP3 Asset Acquisition all economic interests as general partner, GP3 Asset Acquisition has assumed all obligations to be performed relative to such economic interests and Commercial Net Lease has contracted with GP3 Asset Acquisition to perform all management services previously performed by the General Partners under the terms of the Partnership Agreement.

     The Partnership commenced a public offering (the “Offering”) of up to 20,000 units of limited partnership interest (the “Units”) registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994. Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership’s Prospectus dated August 12, 1994. The Partnership accepted subscriptions for the Minimum Number of Units on March 24, 1995 and immediately commenced operations. The Offering reached final funding in August 1996 having received subscriptions for the entire 20,000 Units from 1,392 investors. Since 1997, a total of 224 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At December 31, 2001, the Partnership had 19,776 Units issued and outstanding.

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

Item 2. Description of Properties

     As of December 31, 2001, the Partnership had a portfolio of 14 properties located in 10 states, with a cost basis of $19.0 million, 8 performing equipment leases with an original investment of $2.3 million and two repossessed equipment packages related to defaulted equipment contracts. The Properties are leased to 11 operators of restaurant concepts such as Red Robin and Denny’s and one retail operator, Hollywood Video. As of December 31, 2001, leases to Red Robin International, Inc., Foodmaker, Inc. and Gourmet

Systems, Inc. represented 14.2%, 9.82%, and 9.07% of the annualized rent from the total portfolio respectively. Any performance failure under these leases could materially affect the Partnership’s income and financial position.

     In December 2000, Platinum Properties, LLC abandoned the Partnership’s Boston Market property in Raleigh, North Carolina. Annualized rent prior to abandonment was approximately $124,000. The Property was subsequently sold in December of 2001 and $370,000 of the net proceeds of approximately $780,000 were distributed and the remainder retained for working capital.

     In October 1998, Boston Chicken Inc. and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. As a consequence, the lease for one of the Partnership’s Boston Market properties was rejected and that property was vacant as of December 31, 1998, and the lease for another Boston Market property was assumed by Boston Chicken, Inc. in Chapter 11 with modified terms. The vacant Boston Market property was sold in April 1999, and the proceeds were reinvested in properties and equipment. In 2000, the assumed Boston Market property was subsequently sold by Boston Chicken, Inc. in Chapter 11 to Golden Restaurant Operations, a subsidiary of McDonald’s Corporation. Annualized rent from this remaining Boston Market property was $110,000 at December 31, 2001.

     As of December 31, 2001, all of the properties owned by the Partnership are occupied and the related leases are performing. However, during 2001 the Partnership experienced defaults on four equipment lease or equipment loan contracts, as further described below.

     In November 2001, an equipment lease to a Taco Bell franchisee was written down by approximately $100,000 from its balance of $159,000 to a new balance of $59,000 to reflect a restructuring of the lease agreement. This lease became delinquent as a result of a significant deterioration in the credit condition of the obligor. The restructuring is designed to adjust rental payments to a level that can be supported by the obligor’s forecasted operating cash flows. In connection with the lease restructuring, the monthly rental payment decreased from $3,110 to $662, and the remaining term was extended from 54 months to 149 months. To mitigate the loss to the Partnership from this restructure, the lessee also provided the Partnership with a performance based junior note in the amount of $65,000, which is due and payable as certain performance goals are achieved. The write down does not take into consideration any value for the junior note.

     The Partnership has one equipment lease outstanding for which rental payments are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The lessee, an Arby’s restaurant franchisee, has experienced sales declines that have resulted in reduced operating cash flows. It is anticipated that the lessee will be able to reverse these negative trends and overcome their cash flow problems. As a result, the Partnership is working with the obligor to restructure the terms of the equipment lease to provide the lessee with temporary reductions in lease payments followed by increased payments designed to provide for full payment of the lease rents at its currently scheduled maturity date. No loss is anticipated on this equipment lease and no reserve has been recorded against this asset.

     The Partnership had two equipment leases with obligors who have gone out of business: a former Boston Market licensee and a former Denny’s franchisee. The Partnership recovered the equipment from the lessees’ premises and expects to sell the equipment packages. The Partnership has agreed to sell the equipment formerly leased to the Denny’s franchisee to the franchisor for $36,000, subject to completion of definitive documentation. The Partnership has also filed a claim for recoveries of its losses in the bankruptcy proceedings of the Denny’s franchisee, but does not anticipate any significant recoveries to be realized as a result of this claim. During 2001, the Partnership recognized a loss provision for impaired financing leases totaling approximately $255,000 for these two defaulted leases. At December 31, 2001, the Partnership had a remaining net investment in these two equipment contracts of approximately $458,000, and had recorded offsetting allowances of approximately $409,000 (including allowances recorded in prior periods) to reflect the losses expected to be realized from the sale of the equipment.

     The following is a summary description of the leased Property and Equipment as of December 31, 2001.

				Total Asset Cost	Asset		Date of	Annual
	Concept	Date of	Date of	Including	State	Monthly	Next Rent	Rate of
Lessee Name	Name	Commence	Expiration	Acquisition Fees	Location	Rent	Increase	Increase(4)	Sq. Ft.

PROPERTIES
America’s Favorite Chicken Co.	Church's	11/1/95	11/1/15	$661,500	TX	$6,353	11/1/05	1.92%	1,850
Gourmet Systems, Inc.	Applebee's	8/1/95	8/1/15	1,724,583	IL	17,951	8/1/02	3.00%	5,580
DenAmerica Corp.	Denny's	10/1/96	9/1/15	1,032,927	VA	9,740	9/1/05	1.92%	3,012
Red Robin International, Inc.	Red Robin	4/1/96	4/1/16	2,846,963	TX	28,121	4/1/02	2.50%	7,485
Golden Restaurant Operations, Inc.	Boston Market	7/1/96	7/1/11	1,200,150	NJ	9,197	1/1/02	4.6%	3,333
Foodmaker, Inc.	Jack in Box	10/1/96	10/1/14	987,000	TX	9,223	10/1/06	(1) 0%	2,860
Hollywood Entertainment Corp.	Hollywood Video	9/1/96	5/1/11	1,102,500	OK	11,025	9/1/02	(2) 0%	7,500
Corral South Store #3, Inc.	Golden Corral	6/1/97	6/1/17	1,680,000	FL	14,534	6/1/02	2.39%	8,825
DenAmerica Corp.	Black Eyed Pea	10/1/96	10/1/16	1,561,106	TX	14,480	10/1/06	(3) 0%	5,445
Foodmaker, Inc.	Jack in Box	1/1/99	1/1/17	1,286,250	WA	10,209	1/1/04	1.50%	2,669
Tec-Foods, Inc.	Taco Bell	1/1/99	1/1/19	840,000	MI	6,833	1/1/02	0.66%	2,356
Romacorp, Inc.	Tony Roma's	1/1/99	1/1/14	1,942,500	FL	15,417	1/1/02	1.96%	6,297
RTM, Inc.	Arby's	8/1/99	8/1/19	706,011	NC	5,463	9/1/03	1.49%	2,554
Border Foods	Taco Bell	4/1/99	4/1/19	1,338,750	MN	9,949	4/1/02	2.00%	2,687

				18,910,240		168,495
EQUIPMENT
J.M.C. Limited Partnership	Applebee's	4/1/99	4/1/06	391,112	UT	6,136
Roma Texarkoma Joint Venture	Johnny Carino's	4/1/99	4/1/06	446,250	TX	7,241
Morgan’s Foods of Ohio, Inc.	KFC	6/1/99	6/1/06	196,469	OH	3,019
Chi-Co, Inc.	Arby's	6/1/99	6/1/06	105,000	IL	1,671
American Hospitality Corp.	Taco Bell	10/01/01	5/01/14	195,430	NC	662
Phoenix Restaurant Group, Inc.	Denny's	11/15/95	11/15/00	286,593	FL
Checkers Corp.	Checkers	3/15/96	3/15/03	236,250	FL	4,050
J.M.C. Limited Partnership	Applebee's	9/15/96	9/15/03	403,411	UT	6,624

				2,260,515		29,403

REPOSSESSED EQUIPMENT
Olajuwon Holdings	Denny's	4/1/99	4/1/07	306,737	AL	—
Roma Texarkoma Joint Venture	Johnny Carino's	4/1/99	4/1/06	261,646	IN	—

				568,383

Total :				$21,739,139

(1)	Rent Increase equals the greater of CPI or 10.0%.

(2)	Rent Increase equals the lesser of CPI or 12.0%.

(3)	Rent Increase equals the lesser of CPI or 10.0%.

(4)	Rate of increase was calculated on a compounded annual basis.

Leases

     General Real Estate Lease Provisions: All of the properties are subject to leases which are triple net leases whereby the tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs. Original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 13.8 years as of December 31, 2001. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increases. Three of the leases provide for rental increases based upon changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every five years.

     General Equipment Lease Provisions: All of the equipment leases are on the Partnership’s standard form of lease whereby the lessee is responsible for all expenses related to the equipment including taxes, insurance, maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. Original base terms of the equipment leases ranged from 5 to 8 years, and the weighted average remaining base term of the equipment lease portfolio was 48 months as of December 31, 2001. All of the leases provide for fixed monthly rents during the entire term of the lease. Approximately 58% of the equipment leases provide the tenant with the option to purchase the equipment for a nominal purchase price ($1) upon expiration of the base lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

     As described herein under the heading “Item 1. Business”, Captec Net Lease merged with and into Commercial Net Lease effective on December 1, 2001. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP3 Asset Acquisition, a wholly-owned subsidiary of CRC Asset Acquisition LLC which is a Michigan limited liability company of which Patrick L. Beach is the sole member. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and an original general partner of the Partnership.

     In order to complete this transaction, a majority in interest of the Limited Partners and the Partnership’s lender must consent to the transfer of the general partner interest to GP3 Asset Acquisition. A consent solicitation regarding this consent was filed with the Securities and Exchange Commission and mailed to all Limited Partners on or about November 30, 2001. The consent solicitation requested that the Limited Partners provide written consent to:

•	Transfer the general partner’s interest to GP3 Asset Acquisition;

•	Admit GP3 Asset Acquisition as the general partner of the Partnership; and

•	Continue the business of the Partnership with GP3 Asset Acquisition as the general partner.

     Effective January 15, 2002, the requisite Limited Partner consents to the transfer of the general partnership interests to GP3 Asset Acquisition were obtained and the consent solicitation of the Limited Partners was closed. Lender consent is still pending.

PART II

Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters

     The Units are not readily transferable. There is no public market for the Units and it is not currently expected that any will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partners consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws.

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

     As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. Any statements contained in this report or any document incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Partnership’s control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Partnership’s control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events except as may be required by law.

Results of Operations

     For the year ended December 31, 2001, total operating revenue decreased 7% to approximately $2.3 million as compared to approximately $2.5 million for the year ended December 31, 2000. Rental income from operating leases for 2001 decreased 5% to approximately $2.2 million as compared to $2.3 million for 2000 due to the impairment of the Raleigh, North Carolina Boston Market property. Earned income from financing leases for 2001 decreased 30% to approximately $124,000 as compared to $176,000 for 2000 as a result of the disposition of two equipment leases, one in January 2001 and the other one in April 2001, as well as amortization of principal balances.

     Operating expenses increased 35% to approximately $1.5 million for 2001 as compared to approximately $1.1 million for 2000. The increase is principally due to a reserve for unbilled rent of approximately $93,000 and reserves for impaired financing leases of approximately $255,000 both of which were charges incurred in the first quarter of 2001. General and administrative expenses increased by approximately $37,000, primarily due to the increase in professional fee expense.

     During 2001 the Partnership experienced defaults on one property lease and four equipment leases that resulted in certain charges to reserves for anticipated losses and/or losses from the sale of equipment and real estate no longer subject to leases.

     In December 2000, Platinum Properties, LLC abandoned the Partnership’s Boston Market property in Raleigh, North Carolina. Annualized rent prior to abandonment was approximately $124,000. The Property was subsequently sold in December of 2001 and $370,000 of the net proceeds of approximately $780,000 were distributed and the remainder retained for working capital. In connection with these activities, in 2001 the Partnership recognized a charge of approximately $93,000 to the provision for unbilled rent related to this lease and a loss on the sale of the real estate of approximately $169,000.

     In November 2001, an equipment lease to a Taco Bell franchisee was modified as a result of negotiations arising out of the delinquent status of the contract. This lease became delinquent as a result of a significant deterioration in the credit condition of the obligor. The restructuring is designed to adjust rental payments to a level that can be supported by the obligor’s forecasted operating cash flows. In connection with the lease restructuring, the monthly rental payment decreased from $3,110 to $662, and the remaining term was extended from 54 months to 149 months. To mitigate the loss to the Partnership from this restructure, the lessee also provided the Partnership with a performance based junior note in the amount of $65,000, which is due and payable as certain performance goals are achieved. As a result of the restructuring the Partnership recognized a loss of approximately $100,000, charged to loss on the sale of equipment. This charge does not take into consideration any value for the junior note.

     The Partnership had two equipment leases with obligors who have gone out of business: a former Boston Market licensee and a former Denny’s franchisee. The Partnership recovered the equipment from the lessee’s premises and expects to sell the equipment packages. The Partnership has agreed to sell the equipment formerly leased to the Denny’s franchisee to the franchisor for $36,000, subject to completion of definitive documentation. The Partnership has also filed a claim for recoveries of its losses in the bankruptcy proceedings of the Denny’s franchisee, but does not anticipate any significant recoveries to be realized as a result of this claim. During 2001, the partnership recognized a provision for impaired financing leases totaling approximately $255,000 for these two defaulted leases. At December 31, 2001, the Partnership had a remaining net investment in these two equipment contracts of approximately $458,000, and had recorded offsetting allowances of approximately $409,000 (including allowances recorded in prior periods) to reflect the losses expected to be realized from the sale of the equipment.

     In 2001, the Partnership incurred a net loss on the sale of equipment of approximately $118,000. This was comprised of an aggregate loss of approximately $18,000 on the disposition of two equipment leases, for which the Partnership received net proceeds of $268,000, and the charge on the restructured Taco Bell franchisee equipment lease of approximately $100,000, as described above.

     As a result of the foregoing, the Partnership’s net income for 2001 decreased 61% to approximately $542,000 from approximately $1.4 million in 2000. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2001, the Partnership made distributions to Limited Partners totaling approximately $1.7 million, as compared with approximately $2.2 million for the preceding year.

Critical Accounting Policies

     The financial statements are prepared in accordance with GAAP, which requires the Partnership to make certain estimates and assumptions. A summary of the Partnership’s significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgement.

     When real estate properties are acquired, acquisition costs are allocated to components of the property using relative fair values based on historical experience and the Partnership’s current judgement. These assumptions and estimates impact the amount of costs allocated between land and building, depreciation expense, and gains or losses recorded on sales of properties.

     Receivables are reported net of allowance for doubtful accounts and may be uncollectible in the future. The Partnership reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables; this review process requires the Partnership to make certain judgements regarding collections that are inherently difficult to predict.

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

     In November 1998, the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March 1999. Proceeds from the notes were used to acquire additional properties and equipment. The notes have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.37 to 8.5% per annum. Debt issuance costs of approximately $478,000 incurred in connection with the issuance of the notes are being amortized over the life of the notes to interest expense using the straight-line method.

     As of December 31, 2001, the Partnership had a portfolio of 14 properties located in 10 states, with a cost basis of $19.0 million, 8 performing equipment leases with an original investment of $2.3 million and two repossessed equipment packages related to defaulted equipment contracts.

     As of December 31, 2001, the Partnership had invested $19.0 million in 14 net leased real estate properties and $2.3 million in 8 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is $1.1 million, after cumulative principal collections of $1.2 million. Inclusive of the above amount, the Partnership has received a total of approximately $2.7 million of aggregate principal collections on its financing leases during the life of those investments. The Partnership also has a net investment of approximately $458,000 in two repossessed equipment packages, against which it has recorded allowances for losses of approximately $409,000. As of December 31, 2001, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

     The Partnership annually considers written requests to repurchase Units pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. Since 1997, a total of 224 units have been repurchased by the Partnership. During 1997 the Partnership repurchased a total of 37 Units for $31,450, or approximately $850 per Unit on average. In 1999 the Partnership repurchased a total of 79 Units for $59,625, or approximately $755 per Unit on average. During 2000 the Partnership repurchased a total of 42 Units for $28,432, or approximately $677 per Unit on average. In 2001 the Partnership repurchased a total of 66 Units for $42,839, or approximately $649 per Unit on average. The Partnership expects to fund future Unit repurchases out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the General Partners determine that such purchases would impair the capital or operation of the Partnership and the Partnership may suspend or cancel the Repurchase Plan at any time in its sole discretion.

     The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partners expect that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

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

Item 10. Executive Compensation

     The Partnership has no officers or other employees. All amounts paid by the Partnership for management and administrative services, are pursuant to agreements described under Item 13 Certain Relationship and Related Transactions.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     To the best knowledge of the Partnership, as of December 31, 2001, no person beneficially owned more than 5% of the outstanding Units.

Item 12. Certain Relationships and Related Transactions

Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner. The Partnership did not incur any acquisition fees during 2001 and 2000. The acquisition fees were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $22,934 and $26,971 were incurred during 2001 and 2000, respectively.

     The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership’s Prospectus provided for the reinvestment of net sale proceeds during the four-year period beginning on the date the Partnership terminated the offering, August 12, 1996. The Partnership did not incur any real estate liquidation fees during 2000 and 2001.

     The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2000 and 2001 .

     In December 2001, Captec Net Lease merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP3 Asset Acquisition, LLC, a wholly-owned subsidiary of CRC Asset Acquisition LLC which is a Michigan limited liability company of which Patrick L. Beach is the sole member. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and an original general partner of the Partnership. In order to complete the assignment of the general partnership interest, a majority in interest of the Limited Partners and the Partnership’s lender must consent to the transfer to GP3 Asset Acquisition. A majority in interest of the Limited Partners consented to the transfer to GP3 Asset Acquisition in January 2002 and the lender consent is pending. Until such time that the transfer of the general partnership interest to GP3 Asset Acquisition is completed, Commercial Net Lease and GP3 Asset Acquisition have entered into an agreement whereby Commercial Net Lease assigned to GP3 Asset Acquisition all economic interests as general partner, GP3 Asset Acquisition has assumed all obligations to be performed relative to such economic interests and Commercial Net Lease has contracted with GP3 Asset Acquisition to perform all management services previously performed by the General Partners under the terms of the Partnership Agreement.

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

Item 13. Exhibits and Reports on Form 8-k

     (a)  The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Agreement of Limited Partnership of Registrant. (Incorporated by reference from Exhibit A of the final Prospectus dated August 12, 1994, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No. 33-77510C)

4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998)

Number	Exhibit

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

99.1	Pages 12-16 of the final Prospectus dated August 12, 1994, as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 33-77510C

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the fourth quarter ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III By: GP3 Asset Acquisition, LLC. Its Manager

By: /s/ Patrick. L. Beach Patrick L. Beach Sole Member

Date: March 29, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach Patrick L. Beach Sole Member of GP3 Asset Acquisition, LLC.

Date:	March 29, 2002

Captec Franchise Capital Partners L.P. III
Index to Financial Statements

Report of Independent Accountants

To the Sole Member of
GP3 Asset Acquisition, LLC
Manager of Captec Franchise Capital Partners L.P. III

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners capital and of cash flows present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 22, 2002

Captec Franchise Capital Partners L.P. III
Balance Sheets
December 31, 2001 and 2000

	2001	2000

Assets
Cash and cash equivalents	$781,658	$95,992
Restricted cash	387,302	269,437
Investment in leases:
Operating leases, net	17,565,762	18,809,942
Financing leases, net	1,111,307	2,049,441
Impaired financing leases, net	48,693	27,492
Accounts receivable	60,401	60,198
Unbilled rent, net	1,190,584	1,074,434
Due from related parties	5,524	—
Deferred financing costs, net	334,536	382,327

Total assets	$21,485,767	$22,769,263

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$8,042,570	$8,194,000
Accounts payable and accrued expenses	161,935	83,147
Due to related parties	15,025	3,405
Security deposits held on leases	45,607	54,774

Total liabilities	8,265,137	8,335,326

Partners’ capital:
Limited partners’ capital accounts	13,188,344	14,407,068
General partner’s capital accounts	32,286	26,869

Total partners’ capital	13,220,630	14,433,937

Total liabilities and partners’ capital	$21,485,767	$22,769,263

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
 Statements of Operations
For the Years Ended December 31, 2001 and 2000

	2001	2000

Operating revenue:
Rental income	$2,180,366	$2,302,149
Finance income	123,891	176,329

Total operating revenue	2,304,257	2,478,478
Operating costs and expenses:
Interest expense	736,649	737,683
Depreciation	293,733	294,947
General and administrative	105,715	69,210
Provision for impaired financing leases	255,080	—
Provision for unbilled rent	92,908	—

Total operating costs and expenses	1,484,085	1,101,840

Income from operations	820,172	1,376,638
Other income (expense):
Gain (loss) on sale of equipment	(118,465)	15,000
Loss on sale of real estate	(169,013)	—
Interest income	2,838	—
Other	6,212	6,655

Total other income (expense)	(278,428)	21,655

Net income	541,744	1,398,293
Net income allocable to general partner	5,417	13,983

Net income allocable to limited partners	$536,327	$1,384,310

Net income per limited partnership unit	$27.04	$69.64

Weighted average number of limited partnership
units outstanding	19,836	19,879

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
 Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2001 and 2000

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, January 1, 2000	19,884	$15,240,812	$18,212	$15,259,024
Repurchase of limited partnership units	(42)	(28,432)		(28,432)
Distributions — ($110.35 per unit)		(2,189,622)	(5,326)	(2,194,948)
Net income	—	1,384,310	13,983	1,398,293

Balance, December 31, 2000	19,842	$14,407,068	$26,869	$14,433,937

Repurchase of limited partnership units	(66)	(42,839)		(42,839)
Distributions — ($86.58 per unit)		(1,712,212)	—	(1,712,212)
Net income	—	536,327	5,417	541,744

Balance, December 31, 2001	19,776	$13,188,344	$32,286	$13,220,630

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net Income	$541,744	$1,398,293
Adjustments to net income:
Depreciation	293,733	294,947
Amortization of debt issuance costs	47,791	47,791
(Gain)loss on sale of equipment	118,465	(15,000)
Provision for impaired financing leases	255,080
Loss on sale of real estate	169,013	—
Increase in unbilled rent, net	(116,150)	(257,486)
(Increase) decrease in accounts receivable	(203)	(3,793)
Decrease in security deposits	(9,167)	—
Increase (decrease) in accounts payable and accrued expenses	78,790	9,351
Increase in restricted cash	(117,865)	(2,985)
(Increase)decrease in due from related parties	(5,524)	17,184
(Decrease) increase in due to related parties	11,620	(36,809)

Net cash provided by operating activities	1,267,327	1,451,493

Cash flows from investing activities:
Net proceeds from disposition of properties subject to operating leases	781,434	—
Net proceeds from sale of equipment	267,745	75,000
Principal payments on financing leases	275,640	464,976

Net cash provided by investing activities	1,324,819	539,976

Cash flows from financing activities:
Repayments of notes payable	(151,430)	—
Repurchase of limited partnership units	(42,839)	(28,432)
Distributions to limited partners	(1,712,212)	(2,189,622)
Distributions to general partner	—	(5,326)

Net cash used in financing activities	(1,906,481)	(2,223,380)

Net decrease in cash and cash equivalents	685,665	(231,911)
Cash and cash equivalents, beginning of period	95,993	327,903

Cash and cash equivalents, end of period	$781,658	$95,992

Supplemental disclosure of cash flow information:
Cash paid for interest	$689,917	$689,892

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

The General Partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”) and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, the General Partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec. In December 2001, Captec Net Lease Realty, Inc. merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP3 Asset Acquisition, LLC, an affiliate of Captec. In order to complete this transaction, the Limited Partners and the Partnership’s lender must consent to the transfer of the general partner interest to GP3 Asset Acquisition. The Limited Partners consented to the transfer of the general partner interest and the lender consent is pending. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the required consents are obtained, GP3 Asset Acquisition has assumed all of the General Partners obligations and liabilities prescribed under the terms of the Partnership Agreement.

The Partnership commenced a public offering of 20,000 limited partnership interests (“Units”), priced at $1,000 per Unit, on August 12, 1994. The Partnership commenced operations on January 24, 1995. In August 1996 the Partnership had accepted subscriptions for all 20,000 Units. During 1997 the Partnership repurchased a total of 37 Units for $31,450, or approximately $850 per Unit on average. In 1999 the Partnership repurchased a total of 79 Units for $59,625, or approximately $755 per Unit on average. During 2000 the Partnership repurchased a total of 42 Units for $28,432, or approximately $677 per Unit on average. In 2001 the Partnership repurchased a total of 66 Units for $42,839, or approximately $649 per Unit on average. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At December 31, 2001, the Partnership had 19,776 Units issued and outstanding.

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

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. The new standard also requires that long-lived assets to be disposed of by sale be accounted for under the requirements of FAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Partnership does not expect the implementation of this statement to have a material effect on its financial statements.

Net investment in financing leases

Net investment in financing leases primarily represents equipment used in restaurant operations and are leased under a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Financing leases delinquent for 90 or more days are determined to be impaired, and income accrual is suspended at that time. A loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2001 the Partnership has provided for an allowance of $408,917 for uncollectible amounts associated with its financing leases.

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

Reclassifications

Certain prior-period financial statement amounts have been reclassified to conform to the 2001 presentations.

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

3.	Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner. The Partnership did not incur any acquisition fees during 2001 and 2000. The acquisition fees were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $22,934 and $26,971 were incurred during 2001 and 2000, respectively.

The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership’s Prospectus provided for the reinvestment of net sale proceeds during the four-year period beginning on the date the Partnership terminated the offering, August 12, 1996. The Partnership did not incur any real estate liquidation fees during 2000 and 2001.

The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2000 and 2001 .

4.	Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2001 and 2000 is comprised of the following:

	2001	2000

Land	$7,695,896	$8,163,346
Building and improvements	11,214,344	11,796,894

	18,910,240	19,960,240
Less — accumulated depreciation	(1,344,478)	(1,150,298)

Total	$17,565,762	$18,809,942

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2001.

2002	$2,059,596
2003	2,089,565
2004	2,138,859
2005	2,176,005
2006	2,214,859
Thereafter	19,971,777

Total	$30,650,661

5.	Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2001 and 2000 is comprised of the following:

	2001	2000

Minimum lease payments to be received	$1,230,765	$2,413,936
Estimated residual value	89,678	117,101

Gross investment in financing leases	1,320,443	2,531,037
Less unearned income	(173,859)	(405,450)
Less direct origination costs	(35,277)	(76,146)

Net investment in financing leases	$1,111,307	$2,049,441

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2001:

2002	$348,570
2003	285,837
2004	224,748
2005	224,748
2006	87,922
Thereafter	58,940

Total	$1,230,766

During 2001, the Partnership recognized a loss of $118,465 on the sale of equipment leases. The Partnership received net proceeds of $267,745. The net investment in the equipment leases was $386,210. During 2000, the Partnership recognized a gain of $15,000 on the sale of equipment leases. The Partnership received net proceeds of $75,000. The net investment in the equipment leases was $60,000.

6.	Impaired Financing Leases

At December 31, 2001, the Partnership’s investment in impaired financing leases was comprised of two leases. The recorded investment in the leases is $457,610 net of a related allowance of $408,917. These were equipment leases to two obligors who have gone out of business: a former Boston Market licensee and a former Denny’s franchisee. The Partnership recovered the equipment from the lessee’s premises and expects to sell the equipment packages. The Partnership has agreed to sell the equipment formerly leased to the Denny’s franchisee to the franchisor for $36,000, subject to completion of definitive documentation. The Partnership has also filed a claim for recoveries of its losses in the bankruptcy proceedings of the Denny’s franchisee, but does not anticipate any significant recoveries to be realized as a result of this claim. The net investment in the impaired leases represents the estimated net proceeds that the Partnership expects to receive.

7.	Notes Payable

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.37% per annum.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum. At December 31, 2001, annual maturities on the notes in aggregate are as follows:

2002	$178,243
2003	193,806
2004	210,729
2005	229,130
2006	249,137
Thereafter	6,981,525

Total	$8,042,570

Debt issuance costs of $477,909 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the ten-year term of the notes.

8.	Subsequent Event

Based upon the results of operations for the three-month period ended December 31, 2001, the Partnership declared distributions of $696,280 to its limited partners on January 15, 2002.