Form 10QSB
period 2002-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2002-05-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002

OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________

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

Transitional Small Business Disclosure Format (check one)     Yes         No

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, March 31, 2002 and December 31, 2001	3

	Statement of Operations for the three months ended March 31, 2002 and 2001	4

	Statement of Changes in Partners’ Capital for the three months ended March 31, 2002	5

	Statement of Cash Flows for the three months ended March 31, 2002 and 2001	6

	Notes to Financial Statements	7 — 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 — 10

PART II	OTHER INFORMATION Other Information	11 — 12

SIGNATURES		13

Captec Franchise Capital Partners L.P. III
Balance Sheets

	March 31,	December 31,
	2002	2001

	(Unaudited)

Assets
Cash and cash equivalents	$373,427	$781,658
Restricted cash	434,282	387,302
Investment in leases:
Operating leases, net	17,495,667	17,565,762
Financing leases, net	1,048,945	1,111,307
Impaired financing leases, net	12,693	48,693
Accounts receivable	69,164	60,401
Unbilled rent, net	1,223,656	1,190,584
Due from related parties	9,033	5,524
Deferred financing costs, net	322,589	334,536

Total assets	$20,989,456	$21,485,767

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$7,999,398	$8,042,570
Accounts payable and accrued expenses	143,921	161,935
Due to related parties	2,176	15,026
Security deposits held on leases	45,607	45,607

Total liabilities	8,191,102	8,265,138

Partners’ capital:
Limited partners’ capital accounts	12,763,386	13,188,343
General partner’s capital accounts	34,968	32,286

Total partners’ capital	12,798,354	13,220,629

Total liabilities and partners’ capital	$20,989,456	$21,485,767

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Operations
for the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Operating revenue:
Rental income	$552,796	$540,993
Finance income	20,369	36,969

Total operating revenue	573,165	577,962

Operating costs and expenses:
Interest expense	180,275	183,631
Depreciation	70,095	73,737
General and administrative	19,513	16,888
Provision for unbilled rent	—	92,908
Provision for impaired financing leases	36,000	77,000

Total operating costs and expenses	305,883	444,164

Income from operations	267,282	133,798

Other income (expense):
Gain on sale of equipment	—	9,086
Interest and other income	—	1,733
Other	887	—

Total other income (expense)	887	10,819

Net income	268,169	144,617

Net income allocable to general partner	2,682	1,446

Net income allocable to limited partners	$265,487	$143,171

Net income per limited partnership unit	$13.42	$7.22

Weighted average number of limited partnership units outstanding	19,776	19,842

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
for the three months ended March 31, 2002
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2001	19,776	$13,188,344	$32,286	$13,220,630

Distributions — ($34.91 per unit)		(690,446)	—	(690,446)

Net income	—	265,487	2,682	268,169

Balance, March 31, 2002	19,776	$12,763,386	$34,968	$12,798,354

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Cash Flows
for the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net Income	$268,169	$144,617
Adjustments to net income:
Depreciation	70,095	73,737
Amortization of debt issuance costs	11,948	11,948
Gain on sale of equipment	—	(9,085)
Provision for credit losses	36,000	77,000
(Increase) decrease in unbilled rent	(33,072)	37,016
(Increase) decrease in accounts receivable	(8,763)	4,289
(Decrease) increase in accounts payable and accrued expenses	(18,013)	24,381
Increase in restricted cash	(46,980)	(32,551)
Increase in due from related parties	(3,509)	(1,533)
Decrease in due to related parties	(12,850)	(7)

Net cash provided by operating activities	263,025	329,812

Cash flows from investing activities:
Proceeds from sale of equipment	—	267,745
Principal payments on financing leases	62,362	74,344

Net cash provided by investing activities	62,362	342,089

Cash flows from financing activities:
Repayments of notes payable	(43,172)	(10,192)
Distributions to limited partners	(690,446)	(448,189)
Distributions to general partner	—	—

Net cash used in financing activities	(733,618)	(458,381)

Net (decrease) increase in cash and cash equivalents	(408,231)	213,520

Cash and cash equivalents, beginning of period	781,658	95,992

Cash and cash equivalents, end of period	$373,427	$309,512

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” basis, primarily to operators of national and regional franchised businesses.

The general partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”) and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, the General Partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec. In December 2001, Captec Net Lease Realty, Inc. merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP3 Asset Acquisition, LLC, which is wholly-owned by Mr Beach and is an affiliate of Captec. The Limited Partners have consented to the transfer of the general partner interest and the consent of the Partnership’s secured lender is pending. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as lender consent is obtained, GP3 Asset Acquisition has assumed all of the General Partners obligations and liabilities prescribed under the terms of the Partnership Agreement.

The Partnership commenced a public offering of 20,000 limited partnership interests (“units”), priced at $1,000 per unit, on August 12, 1994. The Partnership commenced operations on January 24, 1995. In August 1996 the Partnership had accepted subscriptions for all 20,000 units. In 1999 the Partnership repurchased a total of 79 units for $59,625, or approximately $755 per unit. During 2000 the Partnership repurchased a total of 42 units for $28,432, or approximately $677 per unit. In 2001 the Partnership repurchased a total of 66 units for $42,839, or approximately $649 per unit. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At March 31, 2002, the Partnership had 19,776 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

The balance sheet of the Partnership as of March 31, 2002, the statements of operations and cash flows for the periods ending March 31, 2002 and March 31, 2001 and the statement of changes in partners’ capital for the period ending March 31, 2002 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission on March 29, 2002.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of March 31, 2002 is comprised of the following:

Land	$7,695,896
Building and improvements	11,214,344

18,910,240
Less accumulated depreciation	(1,414,573)

Total	$17,495,667

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2002 is comprised of the following:

Minimum lease payments to be received	$1,148,034
Estimated residual value	89,678

Gross investment in financing leases	1,237,712
Less unearned income	(163,708)
Less direct origination costs	(25,059)

Net investment in financing leases	$1,048,945

4.	NOTES PAYABLE:

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collaterized by certain properties subject to operating leases, and bears interest at a rate of 8.37% per annum.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note has a ten-year term, is collaterized by certain properties subject to operating leases, and bears interest at a rate of 8.5% per annum.

Debt issuance costs of approximately $477,909 in aggregate were incurred in connection with the issuance of the notes, and are being amortized using the straight-line method over the ten-year term.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

This Quarterly Report or Form 10-Q contains “forward-looking statements” which represent the Partnership’s beliefs or expectations with respect to matters arising in the future. Any statements on the Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. When used in this discussion, the words such as “intends”, “anticipates”, “expects”, “will”, “could”, “estimate” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties, some of which are beyond the Partnership’s control, include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be able to be sold at the presently anticipated prices and times.

As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002. During the three months ended March 31, 2002 total operating revenue was approximately $573,000, nearly unchanged as compared to $578,000 for the three months ended March 31, 2001.

Operating expenses decreased 31.1% to approximately $306,000 for the three months ended March 31, 2002, as compared to approximately $444,000 for the three months ended March 31, 2001. The decrease is principally due to a decline of approximately $134,000 in non-recurring charges related to reserves for defaults on operating and financing leases that occurred in 2001.

Other income for the three months ended March 31, 2002 declined by approximately $10,000 as compared with the same period in 2001, principally due to the fact that there were no asset sales in the 2002 period. There was a gain of approximately $9,000 in the 2001 quarter from the sale of equipment.

As a result of the foregoing, the Partnership’s net income increased 85.4% to approximately $268,000 for the three months ended March 31, 2002 as compared to approximately $145,000 for the three months ended March 31, 2001.

Distributions. The Partnership announced first quarter distributions of $340,000 of which $298,000 was distributed to its Limited Partners on April 15, 2002. The balance of $42,000 was distributed to those partners who elected to receive distributions on a monthly basis on February 15, 2002 and March 15, 2002.

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

In November 1998 the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a ten-year term, are collaterized by certain properties subject to operating leases, and bear interest at rates ranging from 8.37 to 8.5% per annum. Debt issuance costs of approximately $478,000 in the aggregate incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

At March 31, 2002, the Partnership had a portfolio of 14 properties located in 10 states, with a cost basis of 19.0 million, 8 performing equipment leases with an original investment of $2.3 million and two repossessed equipment packages related to defaulted equipment contracts. The Partnership’s investment in repossessed equipment packages is approximately $13,000, which is net of an allowance of approximately $445,000.

The Partnership expects that only limited amounts of liquid assets will be required for existing properties and equipment since its property and equipment leases require lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The general partner expects that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. Captec Net Lease merged with and into Commercial Net Lease effective on December 1, 2001. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP3 Asset Acquisition. In order to complete this transaction, the consent of a majority in interest of the Limited Partners and the Partnership’s lender is required. Effective January 15, 2002, the requisite Limited Partner consents to the transfer of the general partnership interest to GP3 Asset Acquisition were obtained and the consent solicitation was closed. Lender consent is still pending.

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

(b) Reports on Form 8-K:

          There were no reports filed on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III By: GP3 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L Beach Sole Member

Date:	May 13, 2002