Form 10QSB
period 2002-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2002-08-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Transitional Small Business Disclosure Format (check one) Yes No

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets, June 30, 2002 and December 31, 2001	3
	Statement of Operations for the three and six months ended June 30, 2002 and 2001	4
	Statement of Changes in Partners’ Capital for the six months ended June 30, 2002	5
	Statement of Cash Flows for the six months ended June 30, 2002 and 2001	6
	Notes to Financial Statements	7 – 8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 – 11
PART II	OTHER INFORMATION Other Information	12 – 13
SIGNATURES		14-15

Captec Franchise Capital Partners L.P. III
Balance Sheet

	June 30,	December 31,
	2002	2001
	(Unaudited)
Assets
Cash and cash equivalents	$400,932	$781,658
Restricted cash	481,263	387,302
Investment in property under leases:
Operating leases, net	17,425,573	17,565,762
Financing leases, net	942,429	1,111,307
Impaired financing leases, net	12,693	48,693
Accounts receivable	9,901	60,401
Unbilled rent, net	1,262,911	1,190,584
Due from related parties	8,914	5,524
Deferred financing costs, net	310,641	334,536

Total assets	$20,855,257	$21,485,767

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$7,955,314	$8,042,570
Accounts payable and accrued expenses	82,729	161,935
Due to related parties	1,477	15,025
Security deposits held on leases	31,960	45,607

Total liabilities	8,071,480	8,265,137

Partners’ capital:
Limited partners’ capital	12,745,403	13,188,344
General partner’s capital	38,374	32,286

Total partners’ capital	12,783,777	13,220,630

Total liabilities and partners’ capital	$20,855,257	$21,485,767

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenue:
Rental income	$551,477	$540,993	$1,104,273	$1,081,987
Finance income	18,841	31,202	39,210	68,171

Total operating revenue	570,318	572,195	1,143,483	1,150,158
Operating costs and expenses:
Interest expense	179,355	182,991	359,630	366,623
Depreciation	70,094	73,737	140,189	147,474
General and administrative	28,466	24,079	47,979	40,967
Provision for impaired financing leases	—	—	—	92,908
Provision for unbilled rent	—	—	36,000	77,000

Total operating costs and expenses	277,915	280,807	583,798	724,972

Income from operations	292,403	291,388	559,685	425,186
Other income (expense):
Interest and other income	5,383	2,792	6,270	4,525
Gain (loss) on sale of equipment	42,874	(27,357)	42,874	(18,271)

Total other income (expense)	48,257	(24,565)	49,144	(13,746)

Net income	340,660	266,823	608,829	411,440
Net income allocable to general partner	3,407	2,668	6,088	4,114

Net income allocable to limited partners	$337,253	$264,155	$602,741	$407,326

Net income per limited partnership unit	$17.05	$13.31	$30.48	$20.53

Weighted average number of limited partnership units outstanding	19,776	19,842	19,776	19,842

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
for the six months ended June 30, 2002
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2001	19,776	$13,188,344	$32,286	$13,220,630
Distributions — ($52.88 per unit)	—	(1,045,682)	—	(1,045,682)
Net income	—	602,741	6,088	608,829

Balance, June 30, 2002	19,776	$12,745,403	$38,374	$12,783,777

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Cash Flows
for the six months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net Income	$608,829	$411,440
Adjustments to net income:
Depreciation	140,189	147,474
Amortization of debt issuance costs	23,895	23,895
(Gain) loss on sale of equipment	(42,874)	18,271
Provision for credit losses	36,000	77,000
Increase in unbilled rent	(72,327)	(13,409)
Decrease (increase) in accounts receivable	50,500	(26,524)
(Decrease) increase in accounts payable and accrued expenses	(79,206)	49,029
Increase in restricted cash	(93,961)	(43,125)
Increase in due from related parties	(3,390)	(8,737)
Decrease in due to related parties	(13,549)	(2,715)
Decrease in security deposits	(13,647)	—

Net cash provided by operating activities	540,459	632,599

Cash flows from investing activities:
Proceeds from sale of equipment	85,548	267,745
Principal payments on financing leases	126,205	130,959

Net cash provided by investing activities	211,753	398,704

Cash flows from financing activities:
Repayments of notes payable	(87,256)	(47,578)
Distributions to limited partners	(1,045,682)	(970,656)
Distributions to general partner	—	—

Net cash used in financing activities	(1,132,938)	(1,018,234)

Net (decrease) increase in cash and cash equivalents	(380,726)	13,069
Cash and cash equivalents, beginning of period	781,658	95,992

Cash and cash equivalents, end of period	$400,932	$109,061

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” basis, primarily to operators of national and regional franchised businesses.

The general partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, the general partnership interests of the Partnership were acquired by Captec Net Lease Realty, Inc., an affiliate. In December 2001, Captec Net Lease Realty, Inc. merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP3 Asset Acquisition, LLC, which is wholly-owned by Mr. Beach and is an affiliate of Captec. The Limited Partners have consented to the transfer of the general partner interest. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the consent of the Partnership’s secured lender is obtained, GP3 Asset Acquisition has assumed all of the General Partner’s obligations and liabilities prescribed under the terms of the Partnership Agreement.

The Partnership commenced a public offering of 20,000 limited partnership interests (“units”), priced at $1,000 per unit, on August 12, 1994. The Partnership commenced operations on January 24, 1995. In August 1996 the Partnership had accepted subscriptions for all 20,000 units. During 1997 the Partnership repurchased a total of 37 units for $31,450, or approximately $850 per unit. In 1999 the Partnership repurchased a total of 79 units for $59,625, or approximately $755 per unit. During 2000 the Partnership repurchased a total of 42 units for $28,432, or approximately $677 per unit. In 2001 the Partnership repurchased a total of 66 units for $42,839, or approximately $649 per unit. At June 30, 2002, the Partnership had 19,776 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

The balance sheet of the Partnership as of June 30, 2002, the statements of operations and cash flows for the periods ending June 30, 2002 and June 30, 2001 and the statement of changes in partners’ capital for the period ending June 30, 2002 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission on March 29, 2002.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2002 is comprised of the following:

Land	$7,695,896
Building and improvements	11,214,344

18,910,240
Less accumulated depreciation	(1,484,667)

Total	$17,425,573

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2002 is comprised of the following:

Minimum lease payments to be received	$1,065,305
Estimated residual value	48,736

Gross investment in financing leases	1,114,041
Less unearned income	(156,770)
Less direct origination costs	(14,842)

Net investment in financing leases	$942,429

4.	NOTES PAYABLE:

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases, and bears interest at a rate of 8.37% per annum.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases, and bears interest at a rate of 8.5% per annum.

Debt issuance costs of approximately $477,909 in the aggregate were incurred in connection with the issuance of the notes, and are being amortized using the straight-line method over the ten-year term.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This Quarterly Report or Form 10-Q contains “forward-looking statements” which represent the Partnership’s beliefs or expectations with respect to matters which may arise in the future. Any statements in this Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. When used in this discussion, words such as “intends”, “anticipates”, “expects”, “will”, “could”, “estimate” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those described herein. Such risks and uncertainties, some of which are beyond the Partnership’s control, include the following: (i) tenant defaults in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred and (v) properties may not be able to be sold at the presently anticipated prices and / or times.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002. During the three months ended June 30, 2002 total operating revenue was approximately $570,000, nearly unchanged as compared to $572,000 for the three months ended June 30, 2001.

Operating expenses were approximately $278,000 for the three months ended June 30, 2002, nearly unchanged as compared to approximately $281,000 for the three months ended June 30, 2001.

Other income for the three months ended June 30, 2002 was approximately $48,000 as compared to other expense of approximately $25,000 for the three months ended June 30, 2001. The other income for the three months ended June 30, 2002 is primarily due to a gain on the disposition of an equipment lease in April 2002. The other expense during the three months ended June 30, 2001 is primarily due to a loss on the sale of equipment.

As a result of the foregoing, the Partnership’s net income increased 27.7% to approximately $341,000 for the three months ended June 30, 2002 as compared to approximately $267,000 for the three months ended June 30, 2001.

Six Months Ended June 30, 2002. During the six months ended June 30, 2002 total operating revenue was approximately $1,143,000, nearly unchanged as compared to $1,150,000 for the six months ended June 30, 2001. Rental revenue from operating leases for the six months ended June 30, 2002 increased 2.1% to approximately $1,104,000, as compared to $1,082,000 for the six months ended June 30, 2001. The increase in rental income is the result of rent escalations since the prior year period attributed to changes in the Consumer Price Index. Such rent escalations are in addition to any fixed, contractual rental increases that are recognized as rental income on a straight-line basis over the term of each lease. Earned income from financing leases for the six months ended June 30, 2002 decreased 42.5% to approximately $39,000 as compared to approximately $68,000 for the six months ended June 30, 2001 as a result of the amortization of principal balances.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION

Operating expenses were approximately $584,000 for the six months ended June 30, 2002, a decrease of 19.5% as compared to approximately $725,000 for the six months ended June 30, 2001. The decrease is principally due to a decline of approximately $134,000 in non-recurring charges related to reserves for defaults on operating and financing leases that occurred in 2001.

Other income for the six months ended June 30, 2002 was approximately $49,000 as compared to other expense of approximately $14,000 for the six months ended June 30, 2001. The other income for the six months ended June 30, 2002 is primarily due to a gain on the disposition of an equipment lease in April 2002. The other expense during the six months ended June 30, 2001 is primarily due to a loss on the sale of equipment.

As a result of the foregoing, the Partnership’s net income increased 48.0% to approximately $609,000 for the six months ended June 30, 2002 as compared to approximately $411,000 for the six months ended June 30, 2001.

Distributions. The Partnership announced second quarter distributions of $340,000, of which $281,905 was distributed to limited partners on July 15, 2001. The balance of $58,095 was distributed to those partners who elected to receive distributions on a monthly basis on May 15, 2002 and June 15, 2002.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL COMMITMENTS

The Partnership commenced an offering of up to 20,000 limited partnership units registered under the Securities Act of 1933, as amended, by means of a registration statement that was declared effective by the Securities and Exchange Commission on August 12, 1994. The offering reached final funding on August 12, 1996 with subscriptions for the entire offering of 20,000 units. Net proceeds after offering expenses were approximately $17.4 million.

In November 1998 the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes each have a ten-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.37 % to 8.5% per annum. Debt issuance costs of approximately $478,000 in the aggregate incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

At June 30, 2002, the Partnership had a portfolio of 14 properties located in 10 states, with a total cost basis of $19.0 million and 7 performing equipment leases with an original investment of $2.0 million. The partnership also has a net investment of approximately $13,000 in one repossessed equipment package, which amount is net of an allowance for losses of approximately $169,000.

The Partnership expects that only limited amounts of liquid assets will be required for existing properties and equipment since its property and equipment leases require lessees to pay all taxes, assessments, maintenance, repairs and casualty and other insurance premiums thereby minimizing the Partnership’s operating expenses and capital requirements. The Partnership management expects that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to limited partners.

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

There were no reports filed on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

By:	GP3 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L Beach Sole Member

Date:	August 14, 2002

CERTIFICATION

I, Patrick L. Beach, the President of GP3 Asset Acquisition, LLC, the manager of Captec Franchise Capital Partners L.P. III (the “Partnership”), certify that:

(1) The Quarterly Report on Form 10-Q of the Partnership for the period ended June 30, 2002 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Patrick L. Beach President GP3 Asset Acquisition, LLC August 14, 2002