Form 10QSB
period 2002-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2002-11-13
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Transitional Small Business Disclosure Format (check one) Yes         No   X

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, September 30, 2002 and December 31, 2001	3

	Statement of Operations for the three and nine months ended September 30, 2002 and 2001	4

	Statement of Changes in Partners’ Capital for the nine months ended September 30, 2002	5

	Statement of Cash Flows for the nine months ended September 30, 2002 and 2001	6

	Notes to Financial Statements	7–8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–10

Item 3.	Controls and Procedures	11

PART II	OTHER INFORMATION
	Other Information	12–13

SIGNATURES		14

Captec Franchise Capital Partners L.P. III

Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$464,741	$781,658
Restricted cash	462,986	387,302
Investment in property under leases:
Operating leases, net	17,355,478	17,565,762
Financing leases, net	876,862	1,111,307
Impaired financing leases, net	12,693	48,693
Accounts receivable	41,580	60,401
Unbilled rent, net	1,285,288	1,190,584
Due from related parties	9,721	5,524
Deferred financing costs, net	298,693	334,536

Total assets	$20,808,042	$21,485,767

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$7,910,297	$8,042,570
Accounts payable and accrued expenses	113,821	161,935
Due to related parties	807	15,026
Security deposits held on leases	31,960	45,607

Total liabilities	8,056,885	8,265,138

Partners’ capital:
Limited partners’ capital	12,709,830	13,188,343
General partner’s capital	41,327	32,286

Total partners’ capital	12,751,157	13,220,629

Total liabilities and partners’ capital	$20,808,042	$21,485,767

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating revenue:
Rental income	$550,166	$546,900	$1,654,439	$1,628,887
Finance income	17,296	28,325	56,506	96,496

Total operating revenue	567,462	575,225	1,710,945	1,725,383
Operating costs and expenses:
Interest expense	178,417	185,133	538,047	551,757
Depreciation	70,095	73,737	210,284	221,210
General and administrative	28,109	28,879	76,088	69,845
Provision for unbilled rent	—	—	—	92,908
Provision for impaired financing leases	—	—	36,000	77,000

Total operating costs and expenses	276,621	287,749	860,419	1,012,720

Income from operations	290,841	287,476	850,526	712,663
Other income (expense):
Interest and other income	4,445	3,550	10,715	8,075
Gain (loss) on sale of equipment	—	—	42,874	(18,271)

Total other income (expense)	4,445	3,550	53,589	(10,196)

Net income	295,286	291,026	904,115	702,467
Net income allocable to general partner	2,953	2,910	9,041	7,025

Net income allocable to limited partners	$292,333	$288,116	$895,074	$695,442

Net income per limited partnership unit	$14.78	$14.52	$45.26	$35.05

Weighted average number of limited partnership units outstanding	19,776	19,842	19,776	19,842

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
for the nine months ended September 30, 2002
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2001	19,776	$13,188,344	$32,286	$13,220,630
Distributions — ($69.46 per unit)	—	(1,373,588)	—	(1,373,588)
Net income	—	895,074	9,041	904,115

Balance, September 30, 2002	19,776	$12,709,830	$41,327	$12,751,157

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Cash Flows
for the nine months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net Income	$904,115	$702,467
Adjustments to net income:
Depreciation	210,284	221,210
Amortization of debt issuance costs	35,843	35,843
(Gain) loss on sale of equipment	(42,874)	18,271
Provision for credit losses	36,000	77,000
Increase in unbilled rent	(94,704)	(60,425)
Decrease (increase) in accounts receivable	18,821	(3,228)
(Decrease) increase in accounts payable and accrued expenses	(48,114)	57,539
Increase in restricted cash	(75,684)	(92,944)
Increase in due from related parties	(4,197)	(5,524)
(Decrease) increase in due to related parties	(14,219)	151,054
Decrease in security deposits	(13,647)	—

Net cash provided by operating activities	911,624	1,101,263

Cash flows from investing activities:
Proceeds from sale of equipment	85,550	267,745
Principal payments on financing leases	191,770	183,883

Net cash provided by investing activities	277,320	451,628

Cash flows from financing activities:
Repayments of notes payable	(132,273)	(88,543)
Distributions to limited partners	(1,373,588)	(1,374,443)
Distributions to general partner	—	—

Net cash used in financing activities	(1,505,861)	(1,462,986)

Net (decrease) increase in cash and cash equivalents	(316,917)	89,905
Cash and cash equivalents, beginning of period	781,658	95,992

Cash and cash equivalents, end of period	$464,741	$185,897

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering of 20,000 limited partnership interests (“units”), priced at $1,000 per unit, on August 12, 1994. The Partnership commenced operations on January 24, 1995. In August 1996, the Partnership had accepted subscriptions for all 20,000 units. During 1997, the Partnership repurchased 37 units for $31,450, or approximately $850 per unit. In 1999 the Partnership repurchased a total of 79 units for $59,625, or approximately $755 per unit. During 2000 the Partnership repurchased a total of 42 units for $28,432, or approximately $677 per unit. In 2001 the Partnership repurchased a total of 66 units for $42,839, or approximately $649 per unit. At September 30, 2002, the Partnership had 19,776 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

The balance sheet of the Partnership as of September 30, 2002, the statements of operations and cash flows for the periods ending September 30, 2002 and September 30, 2001 and the statement of changes in partners’ capital for the period ending September 30, 2002 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission on March 29, 2002.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2002 is comprised of the following:

Land	$7,695.896
Building and improvements	11,214,344

18,910,240
Less accumulated depreciation	(1,554,762)

Total	$17,355,478

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2002 is comprised of the following:

Minimum lease payments to be received	$982,443
Estimated residual value	48,736

Gross investment in financing leases	1,031,179
Less unearned income	(149,692)
Less direct origination costs	(4,625)

Net investment in financing leases	$876,862

4.	NOTES PAYABLE:

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

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report or Form 10-Q contains “forward-looking statements” which represent the Partnership’s beliefs or expectations with respect to matters, which may arise in the future. Any statements in this Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. When used in this discussion, words such as “intends”, “anticipates”, “expects”, “will”, “could”, “estimate” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those, described herein. Such risks and uncertainties, some of which are beyond the Partnership’s control, include the following: (i) tenant defaults in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred and (v) properties may not be able to be sold at the presently anticipated prices and/or times.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002. During the three months ended September 30, 2002 total operating revenue was approximately $567,000, nearly unchanged as compared to $575,000 for the three months ended September 30, 2001.

Operating expenses decreased 3.9% to approximately $277,000 for the three months ended September 30, 2002 as compared to approximately $288,000 for the three months ended September 30, 2001. The decrease is primarily due to a decline in tax payments for the impaired Boston Market property that occurred in 2001.

Other income for the three months ended September 30, 2002 was approximately $4,000, relatively unchanged as compared to the three months ended September 30, 2001.

As a result of the foregoing, the Partnership’s net income remained nearly unchanged at approximately $295,000 for the three months ended September 30, 2002 as compared to approximately $291,000 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002. During the nine months ended September 30, 2002 total operating revenue was approximately $1,711,000, nearly unchanged as compared to $1,725,000 for the nine months ended September 30, 2001. Rental revenue from operating leases for the nine months ended September 30, 2002 increased 1.6% to approximately $1,654,000, as compared to $1,629,000 for the nine months ended September 30, 2001. The increase in rental income is the result of rent escalations since the prior year period attributed to changes in the Consumer Price Index. Such rent escalations are in addition to any fixed, contractual rental increases that are recognized as rental income on a straight-line basis over the term of each lease. Earned income from financing leases for the nine months ended September 30,

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I – FINANCIAL INFORMATION

2002 decreased 41.4% to approximately $57,000 as compared to approximately $96,000 for the nine months ended September 30, 2001 as a result of the amortization of principal balances on the finance leases.

Operating expenses decreased 15.0% to approximately $860,000 for the nine months ended September 30, 2002, as compared to approximately $1,013,000 for the nine months ended September 30, 2001. The decrease is principally due to a decline of approximately $134,000 in non-recurring charges related to reserves for defaults on operating and financing leases that occurred in 2001.

Other income for the nine months ended September 30, 2002 was approximately $54,000 as compared to other expense of approximately $10,000 for the nine months ended September 30, 2001. The other income for the nine months ended September 30, 2002 is primarily due to a gain on the disposition of an equipment lease in April 2002. The other expense during the nine months ended September 30, 2001 is primarily due to a loss on the sale of equipment.

As a result of the foregoing, the Partnership’s net income increased 28.7% to approximately $904,000 for the nine months ended September 30, 2002 as compared to approximately $702,000 for the nine months ended September 30, 2001.

Distributions. The Partnership announced third quarter distributions of $340,000, of which $294,000 was distributed to Limited Partners on October 15, 2002. The balance of $46,000 was distributed to those partners who elected to receive distributions on a monthly basis on August 15, 2002 and September 13, 2002.

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

At September 30, 2002, the Partnership had a portfolio of 14 properties located in 10 states, with a total cost basis of $18.9 million and 7 performing equipment leases with an original investment of $2.0 million. The partnership also has a net investment of approximately $13,000 in one repossessed equipment package, which amount is net of an allowance for losses of approximately $169,000.

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

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I – FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

Mr. Beach, acting in his capacity as the principal executive officer of GP3 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure that information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”), and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the reports it files or submits under the Act in a manner that allows timely decisions regarding such required disclosure.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including, but not limited to, any corrective actions with regard to significant deficiencies and material weaknesses.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.  None.

ITEM 2.         CHANGES IN SECURITIES.  None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.         OTHER INFORMATION.  None.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART II – OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

99.1	Certification of CEO Pursuant to Section 906.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

By:	GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L Beach Sole Member

Date:	November 14, 2002

CERTIFICATIONS

I, Patrick L. Beach, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Captec Franchise Capital Partners L.P. III;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002      By:  Patrick L. Beach

President, GP3 Asset Acquisition, LLC

/s/ Patrick L. Beach

(Signature and Title)

     The foregoing certification is a required Section 302(a) of the Sarbanes-Oxley Act of 2002 and amended Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, which state that the working of such certification may not be changed in any respect, even if such change would appear inconsequential in nature. GP3 Asset Acquisition, LLC is a single member limited liability company, the sole member of which is a limited liability company of which Patrick L. Beach is the sole and managing member. As a result, neither the Partnership or GP3 Asset Acquisition, LLC has a board of directors or audit committee and Patrick L. Beach is only certifying officer and is ultimately responsible for establishing and maintaining the registrant’s disclosure controls

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.