Form 10KSB
period 2002-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2003-03-31
CIK 921794

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State Issuer’s revenues for its most recent fiscal year: $2,278,158

At December 31, 2002, subscriptions for 20,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $20,000,000. At December 31, 2002, there were 19,653 Units were issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in Part III of this Annual Report on Form 10-KSB:
(1) Portions of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998; and
(2) A portion of the Registrant’s Form 10-QSB for the quarter ended March 31, 1999.

PART I

Item 1. Description of Business

     Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” basis, primarily to operators of national and regional franchised businesses.

     The General Partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc., an affiliate, acquired the General Partnership interests of the Partnership. In December 2001, Captec Net Lease Realty, Inc. merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP3 Asset Acquisition, LLC (“GP3 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. The Limited Partners of the Partnership (the “Limited Partners”) have consented to the transfer of the General Partner interest. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the consent of the Partnership’s secured lender is obtained, GP3 Asset Acquisition has assumed all of the General Partner’s obligations and liabilities prescribed under the terms of the Partnership Agreement.

     The Partnership commenced a public offering (the “Offering”) of up to 20,000 Units of limited partnership interests, priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on March 24, 1995 and immediately commenced operations. The Offering reached final funding in August 1996 having received subscriptions for the entire 20,000 Units. Since 1997, 347 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At December 31, 2002, the Partnership had 19,653 Units issued and outstanding.

     The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of cash flow generated by the Partnership’s leases; (iii) capital appreciation of the Partnership’s properties; (iv) generation of increased income and protection against inflation through contractual escalation of base rents or participation in gross revenues of tenants of the Partnership’s properties; and (v) deferred taxation of cash distributions to the Limited Partners.

     The Properties generally are leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Equipment is leased only pursuant to leases under which the present value of non-cancellable rental payments payable during the initial term of the lease is at least sufficient to permit a lessor to recover the purchase price of the equipment.

     The Partnership has no employees. The General Partner and its affiliates, however, are permitted to perform services for the Partnership pursuant to the Partnership Agreement.

Item 2. Description of Properties

     As of December 31, 2002, the Partnership had a portfolio of 14 properties located in 10 states, with a cost basis of $18.9 million, 7 performing equipment leases with an original investment of $2.0 million and one repossessed equipment package related to a defaulted equipment contract. The Properties are leased to 11 operators of restaurant concepts including, Red Robin and Denny’s, and one retail operator, Hollywood Video. As of December 31, 2002, leases to Red Robin International, Inc., Foodmaker, Inc. and Gourmet Systems, Inc. represented 14.25%, 9.61%, and 9.14%, respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

     As of December 31, 2002, all of the properties owned by the Partnership are occupied, and the related leases are performing, and all of its investments in equipment subject to financing leases are performing.

     The Partnership has one equipment lease outstanding for which rental payments are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The lessee, an Arby’s restaurant franchisee, had experienced sales decline that resulted in reduced operating cash flows and subsequently, past due lease payments. However, over the past 18 months, the lessee has been able to reverse these negative trends. As a result of the improving sales and cash flow trends, the Partnership worked with the lessee on a plan to restructure the terms of the equipment lease that will allow the company to pay the lease, in its entirety, by its currently scheduled maturity date. The restructure will likely close by the middle of 2003, but will be effective retroactively to May 1, 2002. Upon closure of the restructure, the lessee will make all payments required to bring the lease current from its effective date of May 1, 2002. No loss is anticipated on this equipment lease and no reserve has been recorded against this asset.

     The Partnership has repossessed equipment previously leased to a former Boston Market licensee, who has gone out of business. The Partnership recovered the equipment package from the lessee’s premises and expects to sell the equipment package. At December 31, 2002, the Partnership had a remaining investment in this asset of approximately $13,000, net of an allowance of approximately $169,000 recorded in prior years to reflect the loss expected to be realized from the sale of the equipment.

     The following is a summary description of the leased Property and Equipment as of December 31, 2002.

				Original
				Asset Cost	Asset		Date of	Annual
	Concept	Date of	Date of	Including	State	Monthly	Next Rent	Rate of
Tenant/Lessee Name	Name	Commence	Expiration	Acquisition Fees	Location	Rent	Increase	Increase(4)	Sq. Ft.

PROPERTIES

America’s Favorite Chicken Co.	Church's	11/1/95	11/1/15	$661,500	TX	$6,353	11/1/05	1.92%	1,850
Gourmet Systems, Inc.	Applebee's	8/1/95	8/1/15	1,724,583	IL	18,489	8/1/03	3.00%	5,580
Denny’s Inc.	Denny's	10/1/96	9/1/15	1,032,927	VA	9,740	9/1/05	1.92%	3,012
Red Robin International, Inc.	Red Robin	4/1/96	4/1/16	2,846,963	TX	28,824	4/1/03	2.50%	7,485
Golden Restaurant Operations, Inc.	Boston Market	7/1/96	11/1/11	1,200,150	NJ	9,901	6/1/03	13.1%	3,333
Foodmaker, Inc.	Jack in Box	10/1/96	10/1/14	987,000	TX	9,223	10/1/06	(1) 0%	2,860
Hollywood Entertainment Corp.	Hollywood Video	9/1/96	5/1/11	1,102,500	OK	11,025	9/1/06	(2) 0%	7,500
Corral South Store #3, Inc.	Golden Corral	6/1/97	6/1/17	1,680,000	FL	15,696	6/1/07	2.39%	8,825
Dynamic Management	Black Eyed Pea	10/1/96	10/1/16	1,561,106	TX	14,480	10/1/06	(3) 0%	5,445
Foodmaker, Inc.	Jack in Box	1/1/99	1/1/17	1,286,250	WA	10,209	1/1/04	1.50%	2,669
Tec-Foods, Inc.	Taco Bell	1/1/99	1/1/19	840,000	MI	6,970	1/1/05	0.66%	2,356
Romacorp, Inc.	Tony Roma's	1/1/99	1/1/14	1,942,500	FL	16,342	1/1/05	1.96%	6,297
RTM, Inc.	Arby's	8/1/99	8/1/19	706,011	NC	5,463	9/1/03	1.49%	2,554
Border Foods	Taco Bell	4/1/99	4/1/19	1,338,750	MN	10,148	4/1/03	2.00%	2,687

				18,910,240		172,863			62,453

EQUIPMENT

J.M.C. Limited Partnership	Applebee's	4/1/99	4/1/06	391,112	UT	6,136
Roma Texarkoma Joint Venture	Johnny Carino's	4/1/99	4/1/06	446,250	TX	7,241
Morgan’s Foods of Ohio, Inc.	KFC	6/1/99	6/1/06	196,469	OH	3,019
Chi-Co, Inc.	Arby's	6/1/99	6/1/06	105,000	IL	1,671
American Hospitality Corp.	Taco Bell	10/01/01	5/01/14	195,430	NC	662
Checkers Corp.	Checkers	3/15/96	3/15/03	236,250	FL	4,050
J.M.C. Limited Partnership	Applebee's	9/15/96	9/15/03	403,411	UT	6,624

				1,973,922		29,403

REPOSSESSED EQUIPMENT

B.C. Superior, LLC	Boston Market	4/1/99	4/1/06	261,646	IN

Total				$21,145,808		$202,266

(1)	Rent Increase equals the lesser of CPI or 10.0%.

(2)	Rent Increase equals the lesser of CPI or 12.0%.

(3)	Rent Increase equals the lesser of CPI or 10.0%.

(4)	Rate of increase was calculated on a compounded annual basis.

Leases

     Real Estate Leases: All of the properties are subject to leases which are triple net leases whereby the tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2002, original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 12.8 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increases. Three of the leases provide for rental increases based upon the lesser of a fixed percentage or changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every five years.

     Equipment Leases: All of the equipment leases are on the Partnership’s standard form of lease pursuant to which the lessee is responsible for all expenses related to the equipment, including taxes, insurance, maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2002, original base terms of the equipment leases ranged from 5 to 8 years, and the weighted average remaining base term of the equipment lease portfolio was 42 months. All of the leases provide for fixed monthly rents during the entire term of the lease. Approximately 68% of the equipment leases provide the lessee with the option to purchase the equipment for a nominal purchase price ($1) upon expiration of the base lease term.

Summary of Investment Objectives and Policies

     The Partnership acquires income-producing property and equipment which is leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises. Properties are selected for acquisition based on an examination and evaluation by the General Partner or an affiliate of the potential value of the site, the financial condition and business history of the proposed tenant or lessee, area demographics, prospective purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses are utilized in selecting equipment for inclusion in lease packages. The Partnership anticipates that fee interests in real property will be acquired, although other interests (including acquisitions of buildings subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership. In no event is property or equipment acquired unless a satisfactory lease commitment has been obtained from a suitable tenant or lessee as further described below.

     In selecting specific properties, the General Partner generally requires the following:

     (i)  Base annual rent that provides a specified minimum return on the contract purchase price of the property; and

     (ii)  An initial lease term between ten and twenty years.

     In selecting specific equipment, the General Partner typically requires the following:

     (i)  Leases providing for fixed rents structured to return 100% of the cost of the equipment plus yield a return equivalent to market interest rates over the lease term; and

     (ii)  Terms of five to seven years with residual values of equipment at the end of such terms expected to be minimal.

     The determination of whether particular properties or equipment should be sold or otherwise disposed of is made after consideration of relevant factors, including performance or projected performance of the property or equipment and market conditions, with a view toward achieving the principal investment objectives of the Partnership.

Item 3. Legal Proceedings

     The Partnership is not a party to any material legal proceeding nor, to the best of its knowledge, are any such proceedings either pending or threatened.

Item 4. Submission of Matters to a Vote of Security Holders

     Captec Net Lease merged with and into Commercial Net Lease effective on December 1, 2001. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP3 Asset Acquisition. In order to complete this transaction, the consent of a majority in interest of the Limited Partners and the Partnership’s lender was required. Effective January 15, 2002, the requisite Limited Partner consent was obtained and the consent solicitation was closed. Lender consent is still pending.

PART II

Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters

     There is no public market for the Units and the Partnership does not currently expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2002, Units were held by 1,357 investors of record.

     The Internal Revenue Code of 1986, as amended, contains provisions that may have an adverse impact on investors in certain “publicly traded partnerships.” If the Partnership were to be classified as a “publicly traded partnership,” income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partner will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a “publicly traded partnership.”

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, words such as “intends” “anticipates” “expects” “will” “could” “estimate” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those, described herein. Such risks and uncertainties, some of which are beyond the Partnership’s control, include but are not limited to the following: (i) the possibility that tenants and lessees may default in making rent payments, (ii) the risk of fire or another casualty interrupting the cash flow stream from a property, (iii) the inability to enter into leases at the assumed rental rates, (iv) unexpected expenses, and (v) the inability to sell properties at anticipated prices and/or times.

     As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. Any statements contained in this report or any document incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Partnership’s control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Partnership’s control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of Operations

     For the year ended December 31, 2002, total operating revenue was approximately $2.3 million, nearly unchanged as compared to the year ended December 31, 2001. Rental revenue from operating leases for the year ended December 31, 2002 increased 1.2% to approximately $2,206,000 as compared to $2,180,000 for the year ended December 31, 2001. The increase in rental income is the result of rent escalations attributed to changes in the Consumer Price Index. Such rent escalations are in addition to any fixed, contractual rental increases that are recognized as rental income on a straight-line basis over the term of each lease. Earned income from financing leases for the year ended December 31, 2002 decreased 41.7% to approximately $72,000 as compared to approximately $124,000 for the year ended December 31, 2001 as a result of the amortization of principal balances on the finance leases.

     Operating expenses decreased 20% to approximately $1.2 million for 2002 as compared to approximately $1.5 million for 2001. The decrease is principally due to a decline of approximately $312,000 in charges related to reserves for defaults on operating and financing leases. At December 31, 2002, the Partnership had a remaining net investment in one impaired financing lease of approximately $13,000, net of an allowance of approximately $169,000 recorded in prior years to reflect the losses expected to be realized from the sale of the equipment.

     Other income for the year ended December 31, 2002 was approximately $40,000 as compared to other expense of approximately $278,000 for the year ended December 31, 2001. The other income for 2002 is primarily due to a gain on the disposition of an equipment lease in April 2002. The other expense for 2001 is primarily due to losses on the sale of two equipment leases, a charge on a restructured equipment lease and a loss on the sale of a property that had been abandoned by the lessee.

     As a result of the foregoing, the Partnership’s net income for 2002 increased 108.9% to approximately $1.1 million from approximately $542,000 in 2001. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2002, the Partnership made distributions to Limited Partners totaling approximately $1,715,000 as compared with approximately $1,712,000 for the preceding year.

Critical Accounting Policies

     The financial statements are prepared in accordance with Generally Accepted Accounting Principles, which require the Partnership to make certain estimates and assumptions. A summary of the Partnership’s significant accounting policies is provided in note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgement.

     When real estate properties are acquired, acquisition costs are allocated to components of the property using relative fair values based on historical experience and the Partnership’s current judgement. These assumptions and estimates impact the amount of costs allocated between land and building, depreciation expense, and gains or losses recorded on sales of properties.

     Receivables are reported net of allowance for doubtful accounts and may be uncollectible in the future. The Partnership reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables. This review process requires the Partnership to make certain judgements regarding collections that are inherently difficult to predict.

Liquidity and Capital Resources

     The Partnership commenced the Offering of up to 20,000 Units, priced at $1,000 per Unit, on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995, and immediately commenced operations. The Offering reached final funding on August 12, 1996, having received subscriptions for the entire 20,000 Units and funds totaling $20,000,000. Net proceeds after Offering expenses were $17.4 million.

     In November 1998, the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March 1999. Proceeds from the notes were used to acquire additional properties and equipment. The notes each have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest rates ranging from 8.37% to 8.5% per annum. Debt issuance costs of approximately $478,000 incurred in connection with the issuance of the notes are being amortized over the life of the notes to interest expense using the straight-line method.

     As of December 31, 2002, the Partnership had invested $18.9 million in 14 net leased real estate properties and $2.0 million in 7 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is $809,000, after cumulative principal collections of $1.2 million. Inclusive of the above amount, the Partnership has received approximately $3.0 million of aggregate principal collections on its financing leases during the life of those investments. The Partnership also has a net investment of approximately $13,000 in a repossessed equipment package, net of an allowance for loss of approximately $169,000. As of December 31, 2002, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

     The Partnership annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1997, a total of 347 Units have been repurchased by the Partnership. During 1997, the Partnership repurchased a total of 37 Units for $31,450, or an average of $850 per Unit. In 1999 the Partnership repurchased a total of 79 Units for $59,625, or an average of $755 per Unit. During 2000, the Partnership repurchased 42 Units for $28,432, or an average of $677 per Unit and, in 2001, the Partnership repurchased 66 Units for $42,839, or an average of $649 per Unit. During 2002, the Partnership repurchased 123 Units for $74,789, or an average of $608 per Unit. The Partnership expects to fund future Unit repurchases out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the General Partner determines that such purchases would impair the capital or operation of the Partnership and the Partnership may suspend or cancel the Repurchase Plan at any time in its sole discretion.

     The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require tenants and lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partner expects that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

Item 7. Financial Statements

     See Index to Financial Statements on Page F-I of this Form 10-KSB for Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

     The Partnership does not have directors, officers or employees.

     Patrick L. Beach is the sole member of CRC Asset Acquisition LLC, the sole Member of GP3 Asset Acquisition and the President of GP3 Asset Acquisition, the Partnership’s General Partner.

     Mr. Beach attended the University of Michigan and graduated from its School of Business Administration in 1977 with a Bachelor of Business Administration degree. From 1997 until 2001, Mr. Beach served as the Chairman, President and Chief Executive Officer of Captec Net Lease. Since 1981, he has served as Chairman and Chief Executive Officer of Captec Financial Group, Inc., an affiliate of the Partnership, that is involved in the acquisition and development of single tenant restaurant properties, shopping centers, and multi-family residential properties.

Item 10. Executive Compensation

     The Partnership has no officers or other employees. All amounts paid by the Partnership for management and administrative services are pursuant to agreements described under Item 12 Certain Relationships and Related Transactions.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     To the best knowledge of the Partnership, as of December 31, 2002, no person beneficially owned more than 5% of the outstanding Units.

Item 12. Certain Relationships and Related Transactions

     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2002 and 2001. Acquisition fees incurred in earlier years were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $24,807 and $22,934 were incurred during 2002 and 2001, respectively.

     The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the Limited Partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate liquidation fees during 2002 and 2001.

     The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2002 and 2001.

     An affiliate of the Partnership, a Small Business Investment Corporation (“SBIC”), has invested in certain entities that have leases with the Partnership. As a result of the investments made through the SBIC, Mr. Beach or his associates in the SBIC, may have board representation in these companies. The Partnership and its General Partner believe that the leases are at market rates for such properties and equipment.

     In December 2001, Captec Net Lease merged with and into Commercial Net Lease. In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP3 Asset Acquisition, LLC, a wholly-owned subsidiary of CRC Asset Acquisition LLC, a Michigan limited liability company of which Patrick L. Beach is the sole member. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and an original General Partner of the Partnership. In order to complete the assignment of the General Partnership interest, a majority in interest of the Limited Partners and the Partnership’s lender were required to consent to the transfer to GP3 Asset Acquisition. A majority in interest of the Limited Partners consented to the transfer to GP3 Asset Acquisition in January 2002 and the lender consent is pending. Until such time that the transfer of the General Partnership interest to GP3 Asset Acquisition is completed, Commercial Net Lease and GP3 Asset Acquisition have entered into an agreement pursuant to which Commercial Net Lease assigned to GP3 Asset Acquisition all economic interest as general partner, GP3 Asset Acquisition assumed all obligations to be performed relative to such economic interest and Commercial Net Lease contracted with GP3 Asset Acquisition to perform all management services previously performed by the General Partner under the terms of the Partnership Agreement.

     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partner or any of its affiliates have not been and will not be the result of arm’s-length negotiations, although the General Partner believes that such agreements and arrangements will approximate those which would be arrived at through arm’s-length negotiations. While the Partnership will make no loans to the General Partner or its affiliates, the Partnership may borrow money from the General Partner or its affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partner and its affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership. However, the Partnership Agreement prohibits receipt of rebates or “give-ups” or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

Item 13. Controls and Procedures

     Mr. Beach, acting in his capacity as the principal executive officer of GP3 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report, and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosure.

     There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to any corrective actions with regard to significant deficiencies and material weaknesses.

Item 14. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

     (b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the year ended December 31, 2002.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

By:	GP3 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	March 28, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick L. Beach
      Patrick L. Beach
      President

Date: March 28, 2003

Certifications

I, Patrick L. Beach, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Captec Franchise Capital Partners L.P. III;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By: /s/ Patrick L. Beach
      Patrick L. Beach
      President, GP3 Asset Acquisition, LLC

     The foregoing certification is as required by Section 302(a) of the Sarbanes-Oxley Act of 2002 and amended Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, which state that the wording of such certification may not be changed in any respect, even if such change would appear inconsequential in nature. GP3 Asset Acquisition, LLC is a single member limited liability company, the sole member of which is a limited liability company of which Patrick L. Beach is the sole and managing member. As a result, neither the Partnership or GP3 Asset Acquisition, LLC has a board of directors or audit committee and Patrick L. Beach is only certifying officer and is ultimately responsible for establishing and maintaining the registrant’s disclosure controls.

Captec Franchise Capital Partners L.P. III
Index to Financial Statements

Page(s)

Report of Independent Accountants	F – 1

Financial Statements
Balance Sheets	F – 2
Statements of Operations	F – 3
Statements of Changes in Partners’ Capital	F – 4
Statements of Cash Flows	F – 5
Notes to Financial Statements	F – 6

F-I

Report of Independent Accountants

To the partners of Captec Franchise Capital Partners L.P. III

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III at December 31, 2002 and 2001, and the results of its operations, its cash flows and its changes in partners’ capital for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 28, 2003

Captec Franchise Capital Partners L.P. III
Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Cash and cash equivalents	$286,511	$781,658
Restricted cash	499,863	387,302
Investment in leases:
Operating leases, net	17,285,384	17,565,762
Financing leases, net	807,542	1,111,307
Impaired financing leases, net	12,693	48,693
Accounts receivable	47,762	60,401
Unbilled rent, net	1,299,690	1,190,584
Due from related parties	5,733	5,524
Deferred financing costs, net	286,745	334,536

Total assets	$20,531,923	$21,485,767

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$7,864,328	$8,042,570
Accounts payable and accrued expenses	110,819	161,935
Due to related parties	—	15,025
Security deposits held on leases	31,960	45,607

Total liabilities	8,007,107	8,265,137

Partners’ capital:
Limited partners’ capital accounts	12,519,242	13,188,344
General partner’s capital account	5,574	32,286

Total partners’ capital	12,524,816	13,220,630

Total liabilities and partners’ capital	$20,531,923	$21,485,767

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Operations
For the Years Ended December 31, 2002 and 2001

	2002	2001

Operating revenue:
Rental income	$2,205,918	$2,180,366
Finance income	72,240	123,891

Total operating revenue	2,278,158	2,304,257

Operating costs and expenses:
Interest expense	715,506	736,649
Depreciation	280,378	293,733
General and administrative	154,740	105,715
Provision for impaired financing leases	36,000	255,080
Provision for unbilled rent	—	92,908

Total operating costs and expenses	1,186,624	1,484,085

Income from operations	1,091,534	820,172

Other income (expense):
Gain (loss) on sale of equipment	29,227	(118,465)
Loss on sale of real estate	—	(169,013)
Interest income	3,125	2,838
Other	8,031	6,212

Total other income (expense)	40,383	(278,428)

Net income	1,131,917	541,744
Net income allocable to general partner	11,319	5,417

Net income allocable to limited partners	$1,120,598	$536,327

Net income per limited partnership unit	$56.70	$27.04

Weighted average number of limited partnership units outstanding	19,765	19,836

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2002 and 2001

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Account	Capital

Balance, January 1, 2001	19,842	$14,407,068	$26,869	$14,433,937
Repurchase of limited partnership units	(66)	(42,839)	—	(42,839)
Distributions — ($86.32 per limited partnership unit)	—	(1,712,212)	—	(1,712,212)
Net income	—	536,327	5,417	541,744

Balance, December 31, 2001	19,776	$13,188,344	$32,286	$13,220,630
Repurchase of limited partnership units	(123)	(74,789)	—	(74,789)
Distributions — ($86.77 per limited partnership unit)	—	(1,714,911)	(38,031)	(1,752,942)
Net income	—	1,120,598	11,319	1,131,917

Balance, December 31, 2002	19,653	$12,519,242	$5,574	$12,524,816

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net Income	$1,131,917	$541,744
Adjustments to net income:
Depreciation	280,378	293,733
Amortization of debt issuance costs	47,791	47,791
(Gain) loss on sale of equipment	(29,227)	118,465
Provision for impaired financing leases	36,000	255,080
Loss on sale of real estate	—	169,013
Increase in unbilled rent	(109,106)	(116,150)
Decrease (increase) in accounts receivable	12,639	(203)
Decrease in security deposits	(13,647)	(9,167)
(Decrease) increase in accounts payable and accrued expenses	(51,116)	78,790
Increase in restricted cash	(112,561)	(117,865)
Decrease in due from related parties	(209)	(5,524)
(Decrease) increase in due to related parties	(15,025)	11,620

Net cash provided by operating activities	1,177,834	1,267,327

Cash flows from investing activities:
Net proceeds from disposition of properties subject to operating leases	—	781,434
Net proceeds from sale of equipment	71,896	267,745
Net principal payments on financing leases	261,096	275,640

Net cash provided by investing activities	332,992	1,324,819

Cash flows from financing activities:
Repayments of notes payable	(178,242)	(151,430)
Repurchase of limited partnership units	(74,789)	(42,839)
Distributions to limited partners	(1,714,911)	(1,712,212)
Distributions to general partner	(38,031)	—

Net cash used in financing activities	(2,005,973)	(1,906,481)

Net (decrease) increase in cash and cash equivalents	(495,147)	685,665
Cash and cash equivalents, beginning of year	781,658	95,993

Cash and cash equivalents, end of year	$286,511	$781,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$668,962	$689,917

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

The General Partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc., an affiliate, acquired the General Partnership interests of the Partnership. In December 2001, Captec Net Lease Realty, Inc. merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP3 Asset Acquisition, LLC, which is wholly-owned by Mr. Beach and is an affiliate of Captec. The Limited Partners have consented to the transfer of the general partner interest. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the consent of the Partnership’s secured lender is obtained, GP3 Asset Acquisition has assumed all of the General Partner’s obligations and liabilities prescribed under the terms of the Partnership Agreement.

The Partnership commenced a public offering of 20,000 limited partnership interests (“Units”), priced at $1,000 per Unit, on August 12, 1994. The Partnership commenced operations on January 24, 1995. In August 1996, the Partnership had accepted subscriptions for all 20,000 Units. During 1997, the Partnership repurchased 37 Units for $31,450, or an average of $850 per Unit. In 1999, the Partnership repurchased a total of 79 Units for $59,625, or an average of $755 per Unit. During 2000, the Partnership repurchased a total of 42 Units for $28,432, or an average of $677 per Unit and in 2001 the Partnership repurchased a total of 66 Units for $42,839, or an average of $649 per Unit. During 2002, the Partnership repurchased a total of 123 Units for $74,789, or an average of $608 per Unit. At December 31, 2002, the Partnership had 19,653 Units issued and outstanding.

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

Rental income from operating leases

The Partnership’s operating leases have scheduled rent increases, which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint.

Land and building subject to operating leases

Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss is indicated using undiscounted cash flows, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. The new standard also requires that long-lived assets to be disposed of by sale be accounted for under the requirements of FAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and the cessation of depreciation. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The implementation of this statement has not had a material effect on the Partnership’s financial statements.

Net investment in financing leases

Net investment in financing leases primarily represents equipment used in restaurant operations, which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Income recognition is suspended on financing leases that become delinquent for 90 or more days. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2002, the Partnership has provided an allowance of $168,636 for uncollectible amounts associated with its financing leases.

Note payable

Notes payable have fair values equal to $8,629,163 based on debt with similar terms reflecting current interest rates.

Net income per limited partnership interest

Net income per limited partnership interest is calculated using the weighted average number of limited partnership Units outstanding during the period and the limited partners’ allocable share of the net income.

Distributions per limited partnership Unit

Distributions per limited partnership Unit is calculated using the actual distributions disbursed during the period to the weighted average number of limited partnership Units during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, and (iii) the calculation ignores the timing of repurchases.

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

Cash flows of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, except that the General Partner’s share is subordinated to a 10% preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership are allocated 90% to the limited partners and 10% to the General Partner, except that the General Partner’s share is subordinated to an 11% preferred return plus return of the original contributions to the limited partners. Distributions of cash flow from operations are paid quarterly in arrears.

3.	Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2002 and 2001. Acquisition fees incurred in earlier years are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $24,807 and $22,934 were expensed as incurred during 2002 and 2001, respectively.

The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate liquidation fees during 2002 and 2001.

The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2002 and 2001.

An affiliate of the Partnership, a Small Business Investment Corporation (“SBIC”), has invested in certain entities that have leases with the Partnership. As a result of the investments made through the SBIC, Mr. Beach or his associates in the SBCI, may have board representation in these companies. The Partnership and its General Partner believe that the leases are at market rates for such properties and equipment.

4.	Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2002 and 2001 is comprised of the following:

	2002	2001

Land	$7,695,896	$7,695,896
Building and improvements	11,214,344	11,214,344

	18,910,240	18,910,240
Less accumulated depreciation	(1,624,856)	(1,344,478)

Total	$17,285,384	$17,565,762

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2002.

2003	$2,089,565
2004	2,138,859
2005	2,176,005
2006	2,214,859
2007	2,254,212
Thereafter	17,717,565

Total	$28,591,065

5.	Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2002 and 2001 is comprised of the following:

	2002	2001

Minimum lease payments to be received	$897,429	$1,230,765
Estimated residual value	48,736	89,678

Gross investment in financing leases	946,165	1,320,443
Less unearned income	(121,994)	(173,859)
Less direct origination costs	(16,629)	(35,277)

Net investment in financing leases	$807,542	$1,111,307

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2002:

2003	$301,068
2004	224,749
2005	224,749
2006	87,923
2007	7,947
Thereafter	50,993

Total	$897,429

During 2002, the Partnership recognized a net gain of $29,227 primarily due to a gain on the disposition of an equipment lease. During 2001, the Partnership recognized a loss of $118,465 on the sale of equipment leases, comprised of net proceeds of $267,745 against a net investment of $386,210.

6.	Impaired Financing Leases

At December 31, 2002, the Partnership’s investment in impaired financing leases was comprised of a lease with a recorded investment of $12,693, net of a related allowance of $168,636. This was an equipment lease to a lessee that has gone out of business. The Partnership recovered the equipment from the lessee’s premises and expects to sell the equipment. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive from a sale of the equipment.

7.	Notes Payable

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.37% per annum.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum. At December 31, 2002, annual maturities on the notes in aggregate are as follows:

F-9

2003	$193,806
2004	210,729
2005	229,130
2006	249,137
2007	270,891
Thereafter	6,710,635

Total	$7,864,328

Debt issuance costs of $477,909 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the ten-year term of the notes.

8.	Subsequent Event

Based upon the results of operations for the three-month period ended December 31, 2002, the Partnership declared distributions of $340,000 to its limited partners on January 15, 2003.

EXHIBIT INDEX

Exhibit Number	Description

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002