Form 10QSB
period 2003-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2003-05-15
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:	33-77510-C

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

Transitional Small Business Disclosure Format (check one) Yes       No  X

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, March 31, 2003 and December 31, 2002	3

	Statement of Operations for the three months ended March 31, 2003 and 2002	4

	Statement of Changes in Partners’ Capital for the three months ended March 31, 2003	5

	Statement of Cash Flows for the three months ended March 31, 2003 and 2002	6

	Notes to Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Controls and Procedures	10-11

PART II	OTHER INFORMATION
	Other Information	11

SIGNATURES		12

CERTIFICATION	Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	13

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. III
Balance Sheets

	March 31,	December 31,
	2003	2002
	(Unaudited)
Cash and cash equivalents	$199,456	$286,511
Restricted cash	547,017	499,863
Investment in leases:
Operating leases, net	17,215,289	17,285,384
Financing leases, net	731,013	807,542
Impaired financing leases, net	12,693	12,693
Accounts receivable	50,578	47,762
Unbilled rent, net	1,360,814	1,299,690
Due from related parties	9,043	5,733
Deferred financing costs, net	274,798	286,745

Total assets	$20,400,701	$20,531,923

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$7,817,386	$7,864,328
Accounts payable and accrued expenses	72,328	110,819
Security deposits held on leases	31,960	31,960

Total liabilities	7,921,674	8,007,107

Partners’ capital:
Limited partners’ capital accounts	12,470,511	12,519,242
General partner’s capital account	8,516	5,574

Total partners’ capital	12,479,027	12,524,816

Total liabilities and partners’ capital	$20,400,701	$20,531,923

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Operations
for the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Operating revenue:
Rental income	$551,479	$552,796
Finance income	14,052	20,369

Total operating revenue	565,531	573,165

Operating costs and expenses:
Interest expense	176,479	180,275
Depreciation	70,095	70,095
General and administrative	40,029	19,513
Provision for impaired financing leases	—	36,000

Total operating costs and expenses	286,603	305,883

Income from operations	278,928	267,282

Other income:
Gain on sale of equipment	6,177	—
Interest income	173	—
Other	8,933	887

Total other income	15,283	887

Net income	294,211	268,169
Net income allocable to general partner	2,942	2,682

Net income allocable to limited partners	$291,269	$265,487

Net income per limited partnership unit	$14.82	$13.42

Weighted average number of limited partnership units outstanding	19,653	19,776

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Changes in Partners’ Capital
for the three months ended March 31, 2003
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital

Balance, December 31, 2002	19,653	$12,519,242	$5,574	$12,524,816

Distributions — ($17.30 per limited partnership unit)	—	(340,000)	—	(340,000)
Net income	—	291,269	2,942	294,211

Balance, March 31, 2003	19,653	$12,470,511	$8,516	$12,479,027

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
for the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net Income	$294,211	$268,169
Adjustments to net income:
Depreciation	70,095	70,095
Amortization of debt issuance costs	11,948	11,948
Gain on sale of equipment	(6,177)	—
Provision for impaired financing leases	—	36,000
Increase in unbilled rent	(61,124)	(33,072)
Increase in accounts receivable	(2,816)	(8,763)
Decrease in accounts payable and accrued expenses	(38,491)	(18,013)
Increase in restricted cash	(47,154)	(46,980)
Increase in due from related parties	(3,310)	(3,509)
Increase in due to related parties	—	(12,850)

Net cash provided by operating activities	217,182	263,025

Cash flows from investing activities:
Net proceeds from sale of equipment	24,075	—
Principal payments on financing leases	58,630	62,362

Net cash provided by investing activities	82,705	62,362

Cash flows from financing activities:
Repayments of notes payable	(46,942)	(43,172)
Distributions to limited partners	(340,000)	(690,446)
Distributions to general partner	—	—

Net cash used in financing activities	(386,942)	(733,618)

Net decrease in cash and cash equivalents	(87,055)	(408,231)
Cash and cash equivalents, beginning of year	286,511	781,658

Cash and cash equivalents, end of year	$199,456	$373,427

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” basis, primarily to operators of national and regional franchised businesses.

The initial General Partners of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc. (“Captec Net Lease Realty”), an affiliate, acquired the General Partnership interests of the Partnership. In December 2001, Captec Net Lease Realty merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP3 Asset Acquisition, LLC (“GP3 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. The limited partners of the Partnership have consented to the transfer of the General Partner interest. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the consent of the Partnership’s secured lender is obtained, GP3 Asset Acquisition has assumed all of the General Partner’s obligations and liabilities prescribed under the terms of the Partnership Agreement.

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on March 24, 1995 and immediately commenced operations. The Offering reached final funding in August 1996 having received subscriptions for the entire 20,000 Units. Since 1997, 347 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At March 31, 2003, the Partnership had 19,653 Units issued and outstanding.

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

The balance sheet of the Partnership as of March 31, 2003, the statements of operations and cash flows for the periods ending March 31, 2003 and March 31, 2002 and the statement of changes in partners’ capital for the period ending March 31, 2003 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-

KSB for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of March 31, 2003 and December 31, 2002 is comprised of the following:

	March 2003	December 2002

Land	$7,695,896	$7,695,896
Building and improvements	11,214,344	11,214,344

	18,910,240	18,910,240
Less accumulated depreciation	(1,694,951)	(1,624,856)

Total	$17,215,289	$17,285,384

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2003 and December 31, 2002 is comprised of the following:

	March 2003	December 2002

Minimum lease payments to be received	$824,745	$897,429
Estimated residual value	30,736	48,736

Gross investment in financing leases	855,481	946,165
Less unearned income	(111,996)	(121,994)
Less direct origination costs	(12,472)	(16,629)

Net investment in financing leases	$731,013	$807,542

4.	NOTES PAYABLE:

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

When used in this discussion, words such as “intends,” “anticipates,” “expects,” “will,” “could,” “estimate,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those described herein. Such risks and uncertainties, some of which are beyond the Partnership’s control, include, but are not limited to, the following: (i) the possibility that tenants and lessees may default in making rent payments, (ii) the risk of fire or other casualty interrupting cash flow from a property, (iii) the inability to enter into leases at the assumed rental rates, (iv) unexpected expenses, and (v) the inability to sell properties at anticipated prices and/or times.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003

During the three months ended March 31, 2003 total operating revenue was approximately $566,000, as compared to $573,000 for the three months ended March 31, 2002. Rental revenue from operating leases for the three months ended March 31, 2003 was approximately $551,000, nearly unchanged as compared to approximately $553,000 for the three months ended March 31, 2002. Earned income from financing leases for the three months ended March 31, 2003 decreased 31.0% to approximately $14,000 as compared to approximately $20,000 for the three months ended March 31, 2002 as result of the amortization of the principal balances on the financing leases and the disposition of an equipment lease in the first quarter of 2003.

Operating expenses decreased 6.3% to approximately $287,000 for the three months ended March 31, 2003, as compared to approximately $306,000 for the three months ended March 31, 2002. The decrease is principally due to a decline of approximately $36,000 in charges related to a reserve for defaults on an impaired financing lease that occurred in prior years partially offset by an increase in general and administrative expenses of approximately $20,000 due to increased professional fees.

Other income for the three months ended March 31, 2003 increased by approximately $14,000, as compared with the same period in 2002, principally due to the sale of an equipment lease for net cash proceeds of approximately 24,000 in the 2003 period, resulting in a gain of approximately $6,000, and miscellaneous income from late charges of approximately $8,000.

As a result of the foregoing, the Partnership’s net income increased 9.7% to approximately $294,000 for the three months ended March 31, 2003, as compared to approximately $268,000 for the three months ended March 31, 2002.

The Partnership announced first quarter distributions of $344,000, of which $296,635 was distributed to its limited partners on April 15, 2003. The balance of $47,365 was distributed to limited partners who elected to receive distributions on a monthly basis on February 15, 2003 and March 15, 2003.

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

In November 1998, the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March 1999. Proceeds from the notes were used to acquire additional properties and equipment. The notes have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates of 8.37% and 8.5% per annum, respectively. Debt issuance costs of approximately $478,000 incurred in connection with the issuance of the notes are being amortized over the life of the notes to interest expense using the straight-line method.

As of March 31, 2003, the Partnership had invested $18.9 million in 14 net leased real estate properties and $1.7 million in 6 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is approximately $731,000, after cumulative principal collections of approximately $1.0 million. Inclusive of the above amount, the Partnership has received approximately $3.1 million of aggregate principal collections on its financing leases during the life of those investments. The Partnership also has a net investment of approximately $13,000 in a repossessed equipment package, net of an allowance for loss of approximately $169,000. As of March 31, 2003, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

The Partnership annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1997, a total of 347 Units have been repurchased by the Partnership. During 1997, the Partnership repurchased a total of 37 Units for $31,450, or an average of $850 per Unit. In 1999 the Partnership repurchased a total of 79 Units for $59,625, or an average of $755 per Unit. During 2000, the Partnership repurchased 42 Units for $28,432, or an average of $677 per Unit and, in 2001, the Partnership repurchased 66 Units for $42,839, or an average of $649 per Unit. During 2002, the Partnership repurchased 123 Units for $74,789, or an average of $608 per Unit. The Partnership expects to fund any future Unit repurchases out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the General Partner determines that such purchases would impair the capital or operation of the Partnership and the Partnership may suspend or cancel the Repurchase Plan at any time in its sole discretion.

The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require tenants and lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance, thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partner expects that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

ITEM 3. Controls and Procedures

Mr. Beach, acting in his capacity as the principal executive officer of GP3 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this report, and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosure.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS. None.

ITEM 2.	CHANGES IN SECURITIES. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.	OTHER INFORMATION. None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. III GP3 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	May 15, 2003

CERTIFICATIONS

I, Patrick L. Beach, certify that:

1. I have reviewed this annual report on Form 10-QSB of Captec Franchise Capital Partners L.P. III;

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.