Form 10QSB
period 2003-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2003-08-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

Transitional Small Business Disclosure Format (check one)     Yes ☐      No ☒

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, June 30, 2003 and December 31, 2002	3

	Statements of Operations for the three and six months ended June 30, 2003 and 2002	4

	Statement of Changes in Partners’ Capital for the six months ended June 30, 2003	5

	Statement of Cash Flows for the six months ended June 30, 2003 and 2002	6

	Notes to Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3.	Controls and Procedures	11

PART II	OTHER INFORMATION Other Information	11-12

SIGNATURES		13

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. III
Balance Sheets

	June 30,	December 31,
	2003	2002

	(Unaudited)
Cash and cash equivalents	$164,447	$286,511
Restricted cash	594,165	499,863
Investment in leases:
Operating leases, net	17,145,194	17,285,384
Financing leases, net	668,307	807,542
Impaired financing leases, net	12,693	12,693
Accounts receivable	63,039	47,762
Unbilled rent, net	1,381,193	1,299,690
Due from related parties	8,712	5,733
Deferred financing costs, net	262,850	286,745

Total assets	$20,300,600	$20,531,923

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$7,769,452	$7,864,328
Accounts payable and accrued expenses	80,167	110,819
Security deposits held on leases	31,960	31,960

Total liabilities	7,881,579	8,007,107

Partners’ capital:
Limited partners’ capital accounts	12,407,663	12,519,242
General partner’s capital account	11,358	5,574

Total partners’ capital	12,419,021	12,524,816

Total liabilities and partners’ capital	$20,300,600	$20,531,923

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenue:
Rental income	$551,480	$551,477	$1,102,959	$1,104,273
Finance income	12,764	18,841	26,816	39,210

Total operating revenue	564,244	570,318	1,129,775	1,143,483

Operating costs and expenses:
Interest expense	175,479	179,355	351,958	359,630
Depreciation	70,094	70,094	140,189	140,189
General and administrative	34,869	28,466	74,898	47,979
Provision for impaired financing leases	—	—	—	36,000

Total operating costs and expenses	280,442	277,915	567,045	583,798

Income from operations	283,802	292,403	562,730	559,685

Other income:
Interest and other income	372	5,383	9,478	6,270
Gain on sale of equipment	—	42,874	6,177	42,874

Total other income	372	48,257	15,655	49,144

Net income	284,174	340,660	578,385	608,829
Net income allocable to general partner	2,842	3,407	5,784	6,088

Net income allocable to limited partners	$281,332	$337,253	$572,601	$602,741

Net income per limited partnership unit	$14.31	$17.05	$29.14	$30.48

Weighted average number of limited partnership units outstanding	19,653	19,776	19,653	19,776

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
for the six months ended June 30, 2003
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Account	Capital

Balance, December 31, 2002	19,653	$12,519,242	$5,574	$12,524,816
Distributions — ($34.81 per limited partnership unit)	—	(684,180)	—	(684,180)
Net income	—	572,601	5,784	578,385

Balance, June 30, 2003	19,653	$12,407,663	$11,358	$12,419,021

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
for the six months ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net Income	$578,385	$608,829
Adjustments to net income:
Depreciation	140,189	140,189
Amortization of debt issuance costs	23,896	23,895
Gain on sale of equipment	(6,177)	(42,874)
Provision for impaired financing leases	—	36,000
Increase in unbilled rent	(81,503)	(72,327)
(Increase) decrease in accounts receivable	(15,277)	50,500
Decrease in accounts payable and accrued expenses	(30,651)	(79,206)
Increase in restricted cash	(94,302)	(93,961)
Increase in due from related parties	(2,979)	(3,390)
Decrease in due to related parties	—	(13,549)
Decrease in security deposits	—	(13,647)

Net cash provided by operating activities	511,581	540,459

Cash flows from investing activities:
Net proceeds from sale of equipment	24,075	85,548
Principal payments on financing leases	121,336	126,205

Net cash provided by investing activities	145,411	211,753

Cash flows from financing activities:
Repayments of notes payable	(94,876)	(87,256)
Distributions to limited partners	(684,180)	(1,045,682)
Distributions to general partner	—	—

Net cash used in financing activities	(779,056)	(1,132,938)

Net decrease in cash and cash equivalents	(122,064)	(380,726)
Cash and cash equivalents, beginning of period	286,511	781,658

Cash and cash equivalents, end of period	$164,447	$400,932

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering reached final funding in August 1996 having received subscriptions for the entire 20,000 Units. Since 1997, 347 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At June 30, 2003, the Partnership had 19,653 Units issued and outstanding.

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

(ii) certain limited partners have elected to receive monthly distribution versus quarterly distributions which creates timing differences between comparative calculations, and (iii) the calculation ignores the timing of repurchases.

The balance sheet of the Partnership as of June 30, 2003, the statements of operations and cash flows for the periods ending June 30, 2003 and June 30, 2002 and the statement of changes in partners’ capital for the period ending June 30, 2003 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2003 and December 31, 2002 is composed of the following:

	June 2003	December 2002

Land	$7,695,896	$7,695,896
Building and improvements	11,214,344	$11,214,344

	18,910,240	18,910,240
Less accumulated depreciation	(1,765,046)	(1,624,856)

Total	$17,145,194	$17,285,384

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2003 and December 31, 2002 is composed of the following:

	June 2003	December 2002

Minimum lease payments to be received	$749,276	$897,429
Estimated residual value	30,736	48,376

Gross investment in financing leases	780,012	946,165
Less unearned income	(102,390)	(121,994)
Less direct origination costs	(8,315)	(16,629)

Net investment in financing leases	$668,307	$807,542

4.	NOTES PAYABLE:

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

Aggregate debt issuance costs of approximately $477,909 were incurred in connection with the issuance of the notes, and are being amortized to interest expense over the ten-year term of the notes using the straight-line method.

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

As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. Any statements contained in this report or any documents incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Partnership’s control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Partnership’s control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003. During the three months ended June 30, 2003, total operating revenue was approximately $564,000, as compared to $570,000 for the three months ended June 30, 2002. Rental revenue from operating leases for the three months ended June 30, 2003 was approximately $551,000, unchanged as compared to the three months ended June 30, 2002. Earned income from financing leases for the three months ended June 30, 2003 decreased 32.3% to approximately $13,000, as compared to approximately $19,000 for the three months ended June 30, 2002, as result of the amortization of the principal balances on the financing leases and the disposition of an equipment lease in the first quarter of 2003.

Operating expenses were approximately $280,000 for the three months ended June 30, 2003, nearly unchanged as compared to approximately $278,000 for the three months ended June 30, 2002.

Other income for the three months ended June 30, 2002 was approximately $48,000 primarily due to a gain on the disposition of an equipment lease in April 2002.

As a result of the foregoing, the Partnership’s net income decreased 16.6% to approximately $284,000 for the three months ended June 30, 2003, as compared to approximately $341,000 for the three months ended June 30, 2002.

The Partnership announced second quarter distributions of $344,000, of which $296,634 was distributed to limited partners on July 15, 2003. The balance of $47,366 was distributed on May 15, 2003 and June 16, 2003 to those partners who have elected to receive distributions on a monthly basis.

Six Months Ended June 30, 2003. During the six months ended June 30, 2003, total operating revenue was approximately $1,130,000, as compared to $1,143,000 for the six months ended June 30, 2002. Rental revenue from operating leases for the six months ended June 30, 2003, was approximately $1.1 million, nearly unchanged as compared to the six months ended June 30, 2002. Earned income from financing leases for the six months ended June 30, 2003 decreased 31.6% to approximately $27,000, as compared to approximately $39,000 for the six months ended June 30, 2002, as result of the amortization of the principal balances on the financing leases and the disposition of an equipment lease in the first quarter of 2003.

Operating expenses were approximately $567,000 for the six months ended June 30, 2003, a decrease of 2.9% as compared to approximately $584,000 for the six months ended June 30, 2002. The decrease is principally due to a decline of approximately $36,000 in charges related to a reserve for defaults on an impaired financing lease that occurred in prior years partially offset by an increase in general and administrative expenses of approximately $27,000 due to increased professional fees.

Other income for the six months ended June 30, 2003 was approximately $16,000 as compared to approximately $49,000 for the six months ended June 30, 2002. Other income for the six months ended June 30, 2003 is principally due to the sale of an equipment lease for net cash proceeds of approximately $24,000, resulting in a gain of approximately $6,000, and miscellaneous income from late charges of approximately $8,000. Other income for the six months ended June 30, 2002 is primarily due to a gain on the disposition of an equipment lease in April 2002.

As a result of the foregoing, the Partnership’s net income decreased 5.0% to approximately $578,000 for the six months ended June 30, 2003 as compared to approximately $609,000 for the six months ended June 30, 2002.

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

As of June 30, 2003, the Partnership had invested $18.9 million in 14 net leased real estate properties and $1.7 million in 6 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is approximately $668,000, after cumulative principal collections of approximately $1.1 million. Inclusive of the above amount, the Partnership has received approximately $3.1 million of aggregate principal collections on its financing leases during the life of those investments. The Partnership also has a net investment of approximately $13,000 in a repossessed equipment package, net of an allowance for loss of approximately $169,000. As of June 30, 2003, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

The Partnership annually considers written requests to repurchase Units pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. Since 1997, a total of 347 Units have been repurchased by the Partnership. At June 30, 2003, the Partnership has 19,653 Units issued and outstanding. The Partnership expects to fund any future Unit repurchases out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the General Partner determines that such purchases would impair the capital or operation of the Partnership and the Partnership may suspend or cancel the Repurchase Plan at any time in its sole discretion.

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

ITEM 3.     Controls and Procedures

Mr. Beach, acting in his capacity as the principal executive officer of GP3 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report, and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.     None.

ITEM 2.     CHANGES IN SECURITIES.     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     None.

ITEM 5.     OTHER INFORMATION.     None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. III GP3 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	August 14, 2003

Exhibit Index

Number	Exhibit

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002