Form 10QSB
period 2003-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2003-11-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:	33-77510-C

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

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, September 30, 2003 and December 31, 2002	3

	Statements of Operations for the three and nine months ended September 30, 2003 and 2002	4

	Statement of Changes in Partners’ Capital for the nine months ended September 30, 2003	5

	Statement of Cash Flows for the nine months ended September 30, 2003 and 2002	6

	Notes to Financial Statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3.	Controls and Procedures	12

PART II	OTHER INFORMATION

	Other Information	13

SIGNATURES		14

EX- 31 and 32	Certifications Pursuant to Section 302(a) and 906 of the Sarbanes-Oxley Act of 2002	15-17

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. III
Balance Sheets

	September 30,	December 31,
	2003	2002
	(Unaudited)
Cash and cash equivalents	$1,049,855	$286,511
Restricted cash	641,305	499,863
Investment in leases:
Operating leases, net	14,545,380	17,285,384
Financing leases, net	607,912	807,542
Impaired financing leases, net	12,693	12,693
Accounts receivable	63,091	47,762
Unbilled rent, net	976,740	1,299,690
Due from related parties	4,865	5,733
Deferred financing costs, net	250,902	286,745

Total assets	$18,152,743	$20,531,923

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$5,741,602	$7,864,328
Accounts payable and accrued expenses	88,323	110,819
Security deposits held on leases	7,106	31,960

Total liabilities	5,837,031	8,007,107

Partners’ capital:
Limited partners’ capital accounts	12,301,951	12,519,242
General partner’s capital account	13,761	5,574

Total partners’ capital	12,315,712	12,524,816

Total liabilities and partners’ capital	$18,152,743	$20,531,923

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenue:
Rental income	$449,808	$463,694	$1,377,660	$1,397,132
Finance income	11,456	17,296	38,272	56,506

Total operating revenue	461,264	480,990	1,415,932	1,453,638
Operating costs and expenses:
Interest expense	110,170	121,901	350,750	367,548
Depreciation	55,995	59,520	175,035	178,560
General and administrative	38,405	27,244	111,552	73,515
Provision for impaired financing leases	—	—	—	36,000

Total operating costs and expenses	204,570	208,665	637,337	655,623

Income from operations	256,694	272,325	778,595	798,015
Other income:
Interest and other income	267	4,445	9,745	10,715
Gain on sale of equipment	—	—	6,177	42,874

Total other income	267	4,445	15,922	53,589

Income (loss) from continuing operations	256,961	276,770	794,517	851,604
Discontinued Operations:
Net gain on sale of properties	498,240	—	498,240	—
Income from discontinued operations, net	15,164	18,516	55,993	52,511
Debt Retirement Costs	(530,035)	—	(530,035)	—

Income (loss) from discontinued operations	(16,631)	18,516	24,198	52,511

Net Income	$240,330	$295,286	$818,715	$904,115

Net income allocable to general partner	$2,403	$2,953	$8,187	$9,041
Net income allocable to limited partners	$237,927	$292,333	$810,528	$895,074
Net income (loss) per limited partnership unit from continuing operations	12.95	13.85	40.02	42.63
Net income (loss) per limited partnership unit from discontinued operations	(0.84)	0.93	1.22	2.63

Net income per limited partnership unit	$12.11	$14.78	$41.24	$45.26

Weighted average number of limited partnership units outstanding	19,653	19,776	19,653	19,776

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
for the nine months ended September 30, 2003
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Account	Capital

Balance, December 31, 2002	19,653	$12,519,242	$5,574	$12,524,816
Distributions — ($52.30 per limited partnership unit)	—	(1,027,819)	—	(1,027,819)
Net income	—	810,528	8,187	818,715

Balance, September 30, 2003	19,653	$12,301,951	$13,761	$12,315,712

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Cash Flows
for the nine months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net Income	$818,715	$904,115
Adjustments to net income:
Depreciation	206,759	210,284
Amortization of debt issuance costs	35,843	35,843
Gain on sale of equipment	(6,177)	(42,874)
Gain on sale of real estate	(498,240)	—
Provision for credit losses	—	36,000
Increase in unbilled rent	(74,037)	(94,704)
(Increase) decrease in accounts receivable	(15,329)	18,821
Decrease in accounts payable and accrued expenses	(22,495)	(48,114)
Increase in restricted cash	(141,442)	(75,684)
Decrease (increase) in due from related parties	868	(4,197)
Decrease in due to related parties	—	(14,219)
Decrease in security deposits	(24,854)	(13,647)

Net cash provided by operating activities	279,611	911,624

Cash flows from investing activities:
Proceeds from sale of equipment	24,075	85,550
Proceeds from sale of real estate	3,428,472	—
Principal payments on financing leases	181,731	191,770

Net cash provided by investing activities	3,634,278	277,320

Cash flows from financing activities:
Repayments of notes payable	(2,122,726)	(132,273)
Distributions to limited partners	(1,027,819)	(1,373,588)

Net cash used in financing activities	(3,150,545)	(1,505,861)

Net increase (decrease) in cash and cash equivalents	763,344	(316,917)
Cash and cash equivalents, beginning of period	286,511	781,658

Cash and cash equivalents, end of period	$1,049,855	$464,741

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” basis, primarily to operators of national and regional franchised businesses.

The initial General Partners of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc. (“Captec Net Lease Realty”), an affiliate, acquired the General Partnership interests of the Partnership. In December 2001, Captec Net Lease Realty merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP3 Asset Acquisition, LLC (“GP3 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. Effective January 15, 2002, the limited partners consented to the transfer of the General Partnership interest. On September 11, 2003, the Partnership’s secured lender consented to the transfer of the general partnership interest to GP3 Asset Acquisition. Upon receipt of the secured lender’s consent, the general partnership interest was immediately transferred to GP3 Asset Acquisition. Therefore, as of September 11, 2003, GP3 Asset Acquisition became the general partner of the Partnership.

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 347 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At September 30, 2003, the Partnership had 19,653 Units issued and outstanding.

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

Distributions per limited partnership Unit are calculated using the actual distributions disbursed during the period to the weighted average number of limited partnership Units during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership Units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distribution versus quarterly distributions which creates timing differences between comparative calculations, and (iii) the calculation ignores the timing of repurchases.

The balance sheet of the Partnership as of September 30, 2003, the statements of operations and cash flows for the periods ending September 30, 2003 and September 30, 2002 and the statement of changes in partners’ capital for the period ending September 30, 2003 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2003 and December 31, 2002 is composed of the following:

	September 2003	December 2002

Land	$6,540,896	$7,695,896
Building and improvements	9,522,381	11,214,344

	16,063,277	18,910,240
Less accumulated depreciation	(1,517,897)	(1,624,856)

Total	$14,545,380	$17,285,384

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2003 and December 31, 2002 is composed of the following:

	September 2003	December 2002

Minimum lease payments to be received	$677,425	$897,429
Estimated residual value	30,736	48,736

Gross investment in financing leases	708,161	946,165
Less unearned income	(96,091)	(121,994)
Less direct origination costs	(4,158)	(16,629)

Net investment in financing leases	$607,912	$807,542

4.	NOTES PAYABLE:

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collaterized by certain properties subject to operating leases, and bears interest at a rate of 8.37% per annum. In September 2003, the partnership defeased approximately $1,979,000 of this notes payable with proceeds from the sale of the Red Robin property. The partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note has a ten-year term, is collaterized by certain properties subject to operating leases, and bears interest at a rate of 8.50% per annum.

Aggregate debt issuance costs of approximately $478,000 were incurred in connection with the issuance of the notes, and are being amortized to interest expense over the ten-year term of the notes using the straight-line method which is not materially different than the interest rate method.

5.	EARNINGS FROM DISCONTINUED OPERATIONS:

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the property sold during 2003 as discontinued operations. Accordingly, the results of operations related to the property have been reclassified to earnings from discontinued operations. Interest expenses has been allocated on a pro-rata basis. Management fees are a specific charge based on rental income. The following is a summary of earnings from discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Operating lease rents	$76,995	$86,472	$252,102	$257,307
Expenses:
Interest expense	50,486	56,516	161,864	170,498
Provision for depreciation	10,575	10,575	31,724	31,724
Management Fees	770	865	2,521	2,573

Income from discontinued operation, net	$15,164	$18,516	$55,993	$52,511

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003. During the three months ended September 30, 2003 total operating revenue including discontinued operations, was approximately $538,000, compared to $567,000 for the three months ended September 30, 2002. Rental revenue from operating leases for the three months ended September 30, 2003 decreased 4.2% to approximately $527,000, compared to $550,000 for the three months ended September 30, 2002 due to the disposition of a Red Robin property in September 2003. The sale of the Red Robin property was triggered by the tenant’s exercise of a purchase option clause in the lease agreement. The sale also triggered the early repayment of debt secured by the Red Robin property and the associated debt retirement costs discussed below. Earned income from financing leases for the three months ended September 30, 2003 decreased 33.8% to approximately $11,000 compared to approximately $17,000 for the three months ended September 30, 2002 as a result of the amortization of the principal balances on the financing leases and the disposition of an equipment lease in the first quarter of 2003.

Operating expenses including discontinued operations were approximately $796,000 for the three months ended September 30, 2003 compared to approximately $277,000 for the three months ended September 30, 2002. The increase in operating expenses for the three months ended September 30, 2003 compared to the prior period is primarily due to the debt retirement costs of approximately $530,000 associated with the disposition of the Red Robin property in September 2003. Interest expense decreased due to the amortization of principal balances. General and administrative expenses increased as a result of increased professional fees partially offset by the decrease in depreciation expense due to the disposition of the Red Robin property in September 2003.

Other income including discontinued operations for the three months ended September 30, 2002 was approximately $499,000 primarily due to a gain on the disposition of the Red Robin property in September 2003.

As a result of the foregoing, the Partnership’s net income decreased 18.6% to approximately $240,000 for the three months ended September 30, 2003 compared to approximately $295,000 for the three months ended September 30, 2002.

The Partnership announced third quarter distributions of $1,044,000, of which $996,816 was distributed to limited partners on October 15, 2003. The balance of $47,184 was distributed on August 15, 2003 and September 15, 2003 to those partners who elected to receive distributions on a monthly basis.

Nine Months Ended September 30, 2003. During the nine months ended September 30, 2003 total operating revenue including discontinued operations, was approximately $1,668,000, compared to $1,711,000 for the nine months ended September 30, 2002. Rental revenue from operating leases for the nine months ended September 30, 2003 decreased 1.5% to approximately $1,630,000, compared to $1,654,000 for the nine months ended September 30, 2002 due to the disposition of a Red Robin property in September 2003. The sale of the Red Robin property was triggered by the tenant’s exercise of a purchase option clause in the lease agreement. The sale also triggered the early repayment of debt secured by the Red Robin property and the associated debt retirement costs discussed below. Earned income from financing leases for the nine months ended September 30, 2003 decreased 32.3% to approximately $38,000 compared to approximately $57,000 for the nine months ended September 30, 2002 as a result of the amortization of the principal balances on the financing leases and the disposition of an equipment lease in the first quarter of 2003.

Operating expenses including discontinued operations were approximately $1,363,000 for the nine months ended September 30, 2003, compared to approximately $860,000 for the nine months ended September 30, 2002. The increase in operating expenses for the nine months ended September 30, 2003 compared to the prior period is primarily due to the debt retirement costs of approximately $530,000 associated with the disposition of the Red Robin property in September 2003. Interest expense decreased due to the amortization of principal balances. General and administrative expenses increased as a result of increased professional fees partially offset by the decrease in depreciation expense due to the disposition of the Red Robin property in September 2003.

Other income including discontinued operations for the nine months ended September 30, 2003 was approximately $514,000 compared to approximately $54,000 for the nine months ended September 30, 2002. Other income for the nine months ended September 30, 2003 is principally due to the sale the Red Robin property for net cash proceeds of approximately $3,428,000 in 2003, resulting in a gain of approximately $498,000, the sale of an equipment lease for net cash proceeds of approximately $24,000, resulting in a gain of approximately $6,000, and miscellaneous income from late charges of approximately $9,000. Other income for the nine months ended September 30, 2002 is primarily due to a gain on the disposition of an equipment lease in April 2002.

As a result of the foregoing, the Partnership’s net income decreased 9.4% to approximately $819,000 for the nine months ended September 30, 2003 compared to approximately $904,000 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL COMMITMENTS

The Partnership commenced the Offering of up to 20,000 Units, priced at $1,000 per Unit, on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995, and immediately commenced operations. The Offering was fully subscribed on August 12, 1996. Net proceeds after Offering expenses were $17.4 million.

In November 1998, the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March 1999. Proceeds from the notes were used to acquire additional properties and equipment. The notes have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates of 8.37% and 8.50% per annum, respectively. In September 2003, the partnership defeased approximately $1,979,000 of this notes payable with proceeds from the sale of the Red Robin property. The partnership incurred a loss of approximately $530,000 related to the defeasance. Debt issuance costs of approximately $478,000 incurred in connection with the issuance of the notes are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method.

As of September 30, 2003, the Partnership had invested $16.1 million in 13 net leased real properties and $1.7 million in 6 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is approximately $608,000, after cumulative principal collections of approximately $1.1 million. Inclusive of the above amount, the Partnership has received approximately $3.2 million in aggregate principal collections on its financing leases during the life of those investments. The Partnership also has a net investment of approximately $13,000 in a repossessed equipment package, net of an allowance for loss of approximately $169,000. As of September 30, 2003, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

The Partnership annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. Since 1997, a total of 347 Units have been repurchased by the Partnership. At September 30, 2003, the Partnership has 19,653 Units issued and outstanding. The Partnership expects to fund any future Unit repurchases out of working capital reserves and net sale or refinancing proceeds, but may also fund such repurchases out of cash flow. The Partnership is not obligated to accept Unit repurchase requests if the General Partner determines that such purchases would impair the capital or operation of the Partnership and the Partnership may suspend or cancel the repurchase plan at any time in its sole discretion.

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

     There were no reports filed on Form 8-K for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. III GP3 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	November 14, 2003

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

EX-10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

EX-10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

EX-31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32	Certification Pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002