Form 10KSB
period 2003-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2004-03-29
CIK 921794

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to                      Commission file number 33-77510C

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

(Name of small business issuer in its charter)

Delaware	38-3160141

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

24 Frank Lloyd Wright Drive, Lobby L, 4th Floor, P.O. Box 544, Ann Arbor,Michigan	48106-0544
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (734) 994-5505
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Units of limited partnership interest
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer’s revenues for its most recent fiscal year: $1,876,500

At December 31, 2003, subscriptions for 20,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $20,000,000. At December 31, 2003, there were 19,633 Units issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in Part III of this Annual Report on Form 10-KSB:

(1)	Portions of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998; and

(2)	A portion of the Registrant’s Form 10-QSB for the quarter ended March 31, 1999.

PART I
Item 1. Description of Business
Item 2. Description of Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters and Small Business Issuer Purchase of Equity Securities
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
PART III
Item 9. Directors and Executive Officers of the Registrant.
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services
SIGNATURES
EXHIBIT INDEX
Certification Pursuant to Section 302
Certification Pursuant to U.S.C. Section 1350

PART I

Item 1. Description of Business

     Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” basis, primarily to operators of national and regional franchised businesses.

     The initial General Partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc. (“Captec Net Lease Realty”), an affiliate, acquired the General Partnership interests of the Partnership. In December 2001, Captec Net Lease Realty merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP3 Asset Acquisition, LLC (“GP3 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. Effective January 15, 2002, the limited partners consented to the transfer of the General Partnership interest. On September 11, 2003, the Partnership’s secured lender consented to the transfer of the general partnership interest to GP3 Asset Acquisition. Upon receipt of the secured lender’s consent, the general partnership interest was immediately transferred to GP3 Asset Acquisition. Therefore, as of September 11, 2003, GP3 Asset Acquisition became the general partner of the Partnership.

     The Partnership commenced a public offering (the “Offering”) of up to 20,000 Units of limited partnership interests, priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on March 24, 1995 and immediately commenced operations. The Offering reached final funding in August 1996 having received subscriptions for the entire 20,000 Units. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At December 31, 2003, the Partnership had 19,633 Units issued and outstanding.

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

Item 2. Description of Properties

     As of December 31, 2003, the Partnership had a portfolio of 13 properties located in 10 states, with a cost basis of $16.1 million, 5 performing equipment leases with an original investment of $1.3 million and one repossessed equipment package related to a defaulted equipment contract. The Properties are leased to 11 operators of restaurant concepts and one retail operator, Hollywood Video. As of December 31, 2003, leases to Foodmaker, Inc., Gourmet Systems, Inc. and ADL Investments, LLC represented 12.01%, 11.77%, and 9.70%, respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

     As of December 31, 2003, all of the properties owned by the Partnership are occupied, and the related leases are performing, and all of its investments in equipment subject to financing leases are performing.

     The Partnership has one equipment lease outstanding for which rental payments are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The lessee, an Arby’s restaurant franchisee, experienced sales declines in prior years that resulted in reduced operating cash flows and subsequently, past due lease payments. During 2003, the lessee reversed these negative trends and as a result of the improving sales and cash flow trends, the lessee made payments throughout 2003 that reflected an earlier contemplated restructure. It is anticipated the Partnership will formally execute the restructure in 2004. The restructure is not expected to result in a loss on this equipment lease, and no reserve has been recorded against this asset.

     The Partnership has repossessed equipment previously leased to a former Boston Market licensee, that has gone out of business. The Partnership recovered the equipment package from the lessee’s premises and expects to sell the equipment package. At December 31, 2003, the Partnership had a remaining investment in this asset of approximately $13,000, net of an allowance of approximately $169,000 recorded in prior years to reflect the loss expected to be realized from the sale of the equipment.

     The following is a summary description of the leased Property and Equipment as of December 31, 2003.

				Original
				Asset Cost
				Including	Asset		Date of		Annual
	Concept	Date of	Date of	Acquisition	State	Monthly	Next Rent		Rate of
Tenant/Lessee Name	Name	Commence	Expiration	Fees	Location	Rent	Increase		Increase(4)	Sq. Ft.
PROPERTIES
America’s Favorite Chicken Co.	Church’s	11/1/95	11/1/15	$661,500	TX	$6,353	11/1/05		1.92%	1,850
Gourmet Systems, Inc.	Applebee’s	8/1/95	9/1/14	1,724,583	IL	19,044	8/1/04		3.00%	5,580
Denny’s Inc.	Denny’s	10/1/96	9/1/15	1,032,927	VA	9,740	9/1/05		1.92%	3,012
Golden Restaurant Operations, Inc.	Boston Market	7/1/96	11/1/11	1,200,150	NJ	11,001	5/25/04		1.70%	3,333
Foodmaker, Inc.	Jack in Box	10/1/96	10/1/14	987,000	TX	9,223	10/1/06	(1)	—	2,860
Hollywood Entertainment Corp.	Hollywood Video	9/1/96	5/1/11	1,102,500	OK	11,025	9/1/06	(2)	—	7,500
ADL Investments, LLC	Golden Corral	6/1/97	6/1/12	1,680,000	FL	15,696	6/1/12		1.55%	8,825
Dynamic Management	Black Eyed Pea	10/1/96	10/1/16	1,561,106	TX	14,480	10/1/06	(3)	—	5,445
Foodmaker, Inc.	Jack in Box	1/1/99	1/1/17	1,286,250	WA	11,025	1/1/09		1.55%	2,669
Tec-Foods, Inc.	Taco Bell	1/1/99	1/1/19	840,000	MI	6,970	1/1/05		0.66%	2,356
Romacorp, Inc.	Tony Roma’s	1/1/99	1/1/17	1,942,500	FL	12,518	10/01/04		2.5%	6,297
RTM, Inc.	Arby’s	8/1/99	8/1/19	706,011	NC	5,627	9/1/05		1.49%	2,554
Border Foods, Inc.	Taco Bell	4/1/99	4/1/19	1,338,750	MN	10,351	4/1/04		2.00%	2,687

				16,063,277		143,053				54,968

EQUIPMENT
J.M.C. Limited Partnership	Applebee’s	4/1/99	4/1/06	391,112	UT	6,136
Morgan’s Foods of Ohio, Inc.	KFC	6/1/99	6/1/06	196,469	OH	3,019
Chi-Co, Inc.	Arby’s	6/1/99	6/1/06	105,000	IL	1,671
American Hospitality Corp.	Taco Bell	10/01/01	5/01/14	195,430	NC	662
Roma Texarcoma	Carinos	4/01/99	04/01/06	446,250	TX	7,241

				1,334,261		18,729

REPOSSESSED EQUIPMENT
N/A	Boston Market	8/15/95	8/15/02	261,646	IN

Total				$17,659,185		$161,782

(1)	Rent Increase equals the greater of CPI or 10.0%.

(2)	Rent Increase equals the lesser of CPI or 12.0%.

(3)	Rent Increase equals the lesser of CPI or 10.0%.

(4)	Rate of increase was calculated on a compounded annual basis.

Leases

     Real Estate Leases: All of the properties are subject to triple net leases pursuant to which the tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2003, original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 12.2 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increases. Two of the leases provide for rental increases based upon the lesser of a fixed percentage or changes in the Consumer Price Index and one of the leases provides for rental increases based upon the greater of a fixed percentage or changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every five years.

     Equipment Leases: All of the equipment leases are on the Partnership’s standard form of lease pursuant to which the lessee is responsible for all expenses related to the equipment, including taxes, insurance, maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2003, original base terms of the equipment leases ranged from 7 to 12 years, and the weighted average remaining base term of the equipment lease portfolio was 37 months. All of the leases provide for fixed monthly rents during the entire term of the lease. All of the equipment leases provide the lessee with the option to purchase the equipment for a nominal purchase price ($1) upon expiration of the base lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters and Small Business Issuer Purchase of Equity Securities

     There is no public market for the Units and the Partnership does not currently expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2003, Units were held by 1,335 investors of record. In the last three years, the Partnership has not engaged in the sale of any Units.

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

Results of Operations

     During the year ended December 31, 2003, total operating revenue decreased by $58,000 to approximately $1.9 million compared to the year ended December 31, 2002. Rental revenue from operating leases for the year ended 2003 decreased 1.8% to approximately $1.8 million, compared to $1.9 million for the year ended December 31, 2002. Earned income from financing leases for the year ended 2003 decreased 32.6% to approximately $49,000 compared to approximately $72,000 for the year ended December 31, 2002, as a result of the amortization of the principal balances on the financing leases and the disposition of two equipment leases in 2003.

     Operating expenses were approximately $906,000 for the year ended December 31, 2003, compared to approximately $914,000 for the year ended December 31, 2002. Thee decrease is primarily due to an additional charge of $36,000 in 2002 related to reserve for defaults on operating leases. Interest expense decreased due to the amortization of principal balances. General and administrative expenses increased as a result of increased professional fees.

     Other income for the year ended December 31, 2003 was approximately $32,000 compared to approximately $40,000 for the prior year. Other income for the year ended December 31, 2003 is principally attributable to the sale of two equipment leases for net cash proceeds of approximately $63,000, resulting in a gain of approximately $14,000, and miscellaneous income from late charges of approximately $18,000. Other income for year ended December 31, 2002 is primarily due to a gain on the disposition of an equipment lease in April 2002.

     As a result of the foregoing, the Partnership’s net income from continuing operations decreased 5.4% to approximately $1.0 million for the year ended December 31, 2003, compared to approximately $1.1 million for the year ended December 31, 2002.

     Discontinued Operations reflect the sale of the Red Robin property that was triggered by the tenant’s exercise of a purchase option clause in the lease agreement. The property was sold for net cash proceeds of approximately $3,428,000 in the third quarter of 2003, resulting in a gain of approximately $498,000.There were approximately $530,000 debt retirement costs associated with the disposition of the property.

     As a result of the foregoing, the Partnership’s net income decreased 9 .3% to approximately $1.0 million for the year ended December 31, 2003, compared to approximately $1.1 million for the year ended December 31, 2002.

     During the year ended December 31, 2003, the Partnership made distributions to Limited Partners totaling approximately $2.1 million as compared with approximately $1.7 million for the preceding year.

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

     The Partnership’s operating leases have scheduled rent increases which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably ensured collectibility. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint.

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

Liquidity and Capital Resources

     The Partnership commenced the Offering on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995, and immediately commenced operations. The Offering reached final funding on August 12, 1996, having received subscriptions for the entire 20,000 Units and funds totaling $20,000,000. Net proceeds after Offering expenses were $17.4 million.

     In November 1998, the Partnership entered into a $6.2 million note. The Partnership entered into an additional $2.0 million note in March 1999. Proceeds from the notes were used to acquire additional properties and equipment. The notes each have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest at a at rates of 8.37% and 8.50% per annum, respectively. In September 2003, the Partnership defeased approximately $1,979,000 of these notes payable with proceeds from the sale of the Red Robin property. The Partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance. Debt issuance costs of approximately $478,000 incurred in connection with the issuance of the notes are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method.

     As of December 31, 2003, the Partnership had invested $16.1 million in 13 net leased real estate properties and $1.3 million in 5 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is $533,000, after cumulative principal collections of $801,000. Inclusive of the above amount, the Partnership has received approximately $3.2 million of aggregate principal collections on its financing leases during the life of those investments. The Partnership also has a net investment of approximately $13,000 in a repossessed equipment package, net of an allowance for loss of approximately $169,000. As of December 31, 2003, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

     The Partnership annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1997, a total of 347 Units have been repurchased by the Partnership. In 2003, the Partnership repurchased 20 Units for $10,607, or an average of $530 per Unit. The Partnership expects to fund future Unit repurchases out of working capital reserves and net sale or refinancing proceeds, but may also fund such repurchases out of cash flow. The Partnership is not obligated to accept Unit repurchase requests if the General Partner determines that such purchases would impair the capital or operation of the Partnership and the Partnership may suspend or cancel the Repurchase Plan at any time in its sole discretion.

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

Item 7. Financial Statements

     See Index to Financial Statements on Page F-I of this Form 10-KSB for Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 24, 2003, the Partnership dismissed PricewaterhouseCoopers LLP (“PWC”) as the Partnership’s certifying accountant. PWC’s reports on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by GP3 Asset Acquisition, LLC, the Partnership’s sole manager. The Partnership does not have a board of directors or audit committee. During the last two fiscal years and through the subsequent interim period, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Moreover, during the last two fiscal years and during the subsequent interim period PWC did not advise the Partnership that (a) the internal controls necessary for the Partnership to develop reliable financial statements did not exist, (b) the Partnership needed to expand significantly the scope of its audit, or (c) PWC was aware of information that on its face, or if further investigated, (i) made, or would have made, PWC unable to rely on management’s representations, (ii) made, or would have made, PWC unwilling to be associated with the financial statements prepared by management, or (iii) materially impacted, or would have materially impacted, the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report, including information that could have prevented PWC from rendering an unqualified report on those financial statements.

     The Partnership engaged Ernst & Young LLP (“Ernst & Young”) as the Partnership’s certifying accountant as of October 7, 2003. During 2002 and 2001 and in the subsequent interim period from January 1, 2003 through October 7, 2003, the Partnership did not consult with Ernst & Young on items that concerned the application of accounting principles generally, or to a specific transaction or group of either completed or proposed transactions, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 8A. Controls and Procedures

     Mr. Beach acting in his capacity as the principal executive officer of GP3 Asset Acquisition is ultimately responsible for the disclosure and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosures.

     There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to, any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors and Executive Officers of the Registrant.

     The Partnership does not have directors, officers or employees and, to the best knowledge of the Partnership, as of December 31, 2003, no person beneficially owned more than 5.0% of the outstanding Units.

     Patrick L. Beach is the Sole Member of CRC Asset Acquisition LLC, the sole member of GP3 Asset Acquisition and the President of GP3 Asset Acquisition, the Partnership’s General Partner.

     Mr. Beach attended the University of Michigan and graduated from its School of Business Administration in 1977 with a Bachelor of Business Administration degree. From 1997 until 2001, Mr. Beach served as the Chairman, President and Chief Executive Officer of Captec Net Lease. Since 1981, he has served as Chairman and Chief Executive Officer of Captec Financial Group, Inc., affiliate of the Partnership, that is involved in the acquisition and development of single tenant restaurant properties, shopping centers, and multi-family residential properties.

     Since the Partnership has no directors, officers or employees, it has not adopted a code of ethics.

Item 10. Executive Compensation

     The Partnership has no officers or other employees. All amounts paid by the Partnership for management and administrative services are pursuant to agreements described under Item 12, Certain Relationships and Related Transactions.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters

     The Partnership has no directors or officers and, to the best knowledge of the Partnership, as of December 31, 2003, no person beneficially owned more than 5.0% of the outstanding Units.

Item 12. Certain Relationships and Related Transactions

     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2003 and 2002. Acquisition fees incurred in earlier years were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, pursuant to which the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $22,438 and $24,807 were incurred during 2003 and 2002, respectively.

     The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the Limited Partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate liquidation fees during 2003 and 2002.

     The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2003 and 2002.

     In December 2001, Captec Net Lease merged with and into Commercial Net Lease. In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP3 Asset Acquisition, a wholly-owned subsidiary of CRC Asset Acquisition LLC, a Michigan limited liability company of which Patrick L. Beach is the sole member. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and

an original General Partner of the Partnership. Effective January 15, 2002, the limited partners consented to the transfer of the General Partnership interest. On September 11, 2003, the Partnership’s secured lender consented to the transfer of the general partnership interest to GP3 Asset Acquisition. Upon receipt of the secured lender’s consent, the general partnership interest was immediately transferred to GP3 Asset Acquisition. Therefore, as of September 11, 2003, GP3 Asset Acquisition became the general partner of the Partnership.

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

     (b) Reports on Form 8-K:

     On October 1, 2003, the Partnership filed a Current Report on Form 8-K, dated October 1, 2003, to report the dismissal of PricewaterhouseCoopers LLP as the Partnership’s certifying accountant and to disclose that the Partnership’s lender had consented to the proposed transfer of the Partnership’s general partnership interest. This Form 8-K was amended on October 14, 2003 to report the engagement of Ernst & Young LLP as the Partnership’s new certifying accountant.

Item 14. Principal Accountant Fees and Services

     Audit Fees

     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-QSB or for services normally provided by the Partnership’s accountant in connection with statutory or regulatory filings were $56,000 and $21,000 for the years ended December 31, 2003 and 2002, respectively.

     Audit-Related Fees

     The aggregate fees billed to the Partnership for assurance and related services by the Partnership’s principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements were $0 for the years ended December 31, 2003 and 2002, respectively.

     Tax Fees

     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice and tax planning were $0 for the years ended December 31, 2003 and 2002, respectively.

     All Other Fees

     The aggregate fees billed to the Partnership for products and services provided by the Partnership’s principal accountant were $0 for the years ended December 31, 2003 and 2002, respectively

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III By: GP3 Asset Acquisition, LLC. Its Manager

By:	/s/ Patrick. L. Beach

Patrick L. Beach
President

Date:	March 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach Patrick L. Beach
President
of GP3 Asset Acquisition, LLC.

Date:	March 28, 2004

Captec Franchise Capital Partners L.P. III
Index to Financial Statements

Report of Independent Auditors

To the partners of Captec Franchise Capital Partners L.P. III

     We have audited the accompanying balance sheet of Captec Franchise Capital Partners L.P. III as of December 31, 2003 and the related statements of operations, cash flows and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Toledo, Ohio
February 28, 2004

Report of Independent Auditors

To the partners of Captec Franchise Capital Partners L.P. III:

In our opinion, the accompanying balance sheet as of December 31, 2002 and the related statements of operations, of changes in partners’ capital and of cash flows for the period ended December 31, 2002 present fairly, in all material respects, the financial position, results of operations and cash flows of Captec Franchise Capital Partners L.P. III at December 31, 2002 and for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 8 to the financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No.144, “Accounting for the Impairment on Disposal of Long-Lived Assets”.

PricewaterhouseCoopers LLP

Detroit, Michigan
February 28, 2003 except for Note 8 as to
which the date is March 23, 2004

Captec Franchise Capital Partners L.P. III
Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Cash and cash equivalents	$537,442	$286,511
Restricted cash	454,540	499,863
Investment in leases:
Operating leases, net	14,485,860	17,285,384
Financing leases, net	532,700	807,542
Impaired financing leases, net	12,693	12,693
Accounts receivable	18,168	47,762
Unbilled rent, net	1,013,362	1,299,690
Due from related parties	8,216	5,733
Deferred financing costs, net	238,954	286,745

Total assets	$17,301,935	$20,531,923

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$5,704,585	$7,864,328
Accounts payable and accrued expenses	120,873	110,819
Security deposits held on leases	7,106	31,960

Total liabilities	5,832,564	8,007,107

Partners’ capital:
Limited partners’ capital accounts	11,453,527	12,519,242
General partner’s capital account	15,844	5,574

Total partners’ capital	11,469,371	12,524,816

Total liabilities and partners’ capital	$17,301,935	$20,531,923

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Operations
For the Years Ended December 31, 2003 and 2002

	2003	2002
Operating revenue:
Rental income	$1,827,789	$1,862,139
Finance income	48,711	72,240

Total operating revenue	1,876,500	1,934,379
Operating costs and expenses:
Interest expense	483,201	488,817
Depreciation	234,555	238,079
General and administrative	188,044	151,302
Provision for impaired financing leases	—	36,000

Total operating costs and expenses	905,800	914,198

Income from operations	970,700	1,020,181
Other income :
Gain on sale of equipment	13,976	29,227
Interest and other income	18,108	11,156

Total other income	32,084	40,383

Income from continued operations	1,002,784	1,060,564
Discontinued Operations:
Net gain on sale of properties	498,240	—
Income from discontinued operation, net	55,993	71,353
Debt Retirement Costs	(530,035)	—

Income from discontinued operations	24,198	71,353

Net Income	$1,026,982	$1,131,917

Net income allocable to general partner	$10,270	$11,319
Net income allocable to limited partners	$1,016,712	$1,120,598
Net income per limited partnership unit from continuing operations	50.52	53.12
Net income per limited partnership unit from discontinued operations	1.22	3.57

Net income per limited partnership unit	$51.74	$56.70

Weighted average number of limited partnership units outstanding	19,651	19,765

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2003 and 2002

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, January 1, 2002	19,776	$13,188,344	$32,286	$13,220,630
Repurchase of limited partnership units	(123)	(74,789)	—	(74,789)
Distributions - ($86.77 per weighted average limited partnership unit)	—	(1,714,911)	(38,031)	(1,752,942)
Net income	—	1,120,598	11,319	1,131,917

Balance, December 31, 2002	19,653	12,519,242	5,574	12,524,816
Repurchase of limited partnership units	(20)	(10,607)	—	(10,607)
Distributions - ($105.43 per weighted average limited partnership unit)		(2,071,820)	—	(2,071,820)
Net income	—	1,016,712	10,270	1,026,982

Balance, December 31, 2003	19,633	$11,453,527	$15,844	$11,469,371

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net Income	$1,026,982	$1,131,917
Adjustments to net income:
Depreciation	266,279	280,378
Amortization of debt issuance costs	47,791	47,791
Gain on sale of equipment	(13,976)	(29,227)
Gain on sale of real estate	(498,240)	—
Provision for impaired financing leases	—	36,000
Increase in unbilled rent	(110,659)	(109,106)
(Increase) decrease in accounts receivable	29,594	12,639
Decrease in security deposits	(24,854)	(13,647)
Increase (decrease) in accounts payable and accrued expenses		(51,116)
Decrease (increase) in restricted cash	45,323	(112,561)
Increase in due from related parties	(2,483)	(209)
Decrease in due to related parties	—	(15,025)

Net cash provided by operating activities	775,811	1,177,834

Cash flows from investing activities:
Net proceeds from disposition of properties subject to operating leases	3,428,472	—
Net proceeds from sale of equipment	62,711	71,896
Principal payments on financing leases	226,107	261,096

Net cash provided by investing activities	3,717,290	332,992

Cash flows from financing activities:
Repayments of notes payable	(2,159,743)	(178,242)
Repurchase of limited partnership units	(10,607)	(74,789)
Distributions to limited partners	(2,071,820)	(1,714,911)
Distributions to general partner	—	(38,031)

Net cash used in financing activities	(4,242,170)	(2,005,973)

Net increase (decrease) in cash and cash equivalents	250,931	(495,147)
Cash and cash equivalents, beginning of year	286,511	781,658

Cash and cash equivalents, end of year	$537,442	$286,511

Supplemental disclosure of cash flow information:
Cash paid for interest	$612,343	$668,962

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

The initial General Partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc. (“Captec Net Lease Realty”), an affiliate, acquired the General Partnership interests of the Partnership. In December 2001, Captec Net Lease Realty merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP3 Asset Acquisition, LLC (“GP3 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. Effective January 15, 2002, the limited partners consented to the transfer of the General Partnership interest. On September 11, 2003, the Partnership’s secured lender consented to the transfer of the general partnership interest to GP3 Asset Acquisition. Upon receipt of the secured lender’s consent, the general partnership interest was immediately transferred to GP3 Asset Acquisition. Therefore, as of September 11, 2003, GP3 Asset Acquisition became the general partner of the Partnership.

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 347 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At December 31, 2003, the Partnership had 19,633 Units issued and outstanding.

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

Rental income from operating leases

The Partnership’s operating leases have scheduled rent increases, which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably assured collectibility. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint. Straight line rental income accruals are suspended by the Partnership on leases that are delinquent by more than 90 days.

As of December 31, 2003, leases to Foodmaker, Inc., Gourmet Systems, Inc. and ADL Investments, LLC represented 12.01%, 11.77%, and 9.70%, respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

Land and building subject to operating leases Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss is indicated using undiscounted cash flows, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis. Gains or losses on sale of property are recognized upon closing of the transaction.

The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates, (b) origination fees typically incurred to negotiate a contract, and (c) recovery costs to replace the tenant.

All of the properties are subject to triple net leases pursuant to which the tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2003, original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 12.2 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increases.

Net investment in financing leases Net investment in financing leases primarily represents equipment used in restaurant operations, which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Income recognition is suspended on financing leases that become delinquent for 90 or more days. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2003 and 2002, the Partnership has provided an allowance of $168,636 for uncollectible amounts associated with its financing leases.

Note payable Notes Payable have fair values equal to $6,227,273 based on debt with similar terms reflecting current interest rates.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.	Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2003 and 2002. Acquisition fees incurred in earlier years are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $22,438 and $24,807 were expensed as incurred during 2003 and 2002, respectively.

The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate liquidation fees during 2003 and 2002. The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2003 and 2002.

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

4.	Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2003 and 2002 is comprised of the following:

	2003	2002
Land	$6,540,429	$7,695,896
Building and improvements	9,522,848	11,214,344

	16,063,277	18,910,240
Less accumulated depreciation	(1,577,417)	(1,624,856)

Total	$14,485,860	$17,285,384

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2003.

2004	$1,729,984
2005	1,752,866
2006	1,786,337
2007	1,820,167
2008	1,843,213
Thereafter	12,571,433

Total	$21,504,000

5.	Net Investment in Financing Leases

     The net investment in financing leases as of December 31, 2003 and 2002 is comprised of the following:

	2003	2002
Minimum lease payments to be received	$622,509	$897,429
Estimated residual value	—	48,736

Gross investment in financing leases	622,509	946,165
Less unearned income	(89,809)	(121,994)
Less direct origination costs	—	(16,629)

Net investment in financing leases	$532,700	$807,542

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2003:

2004	$255,589
2005	224,749
2006	83,233
2007	7,947
2008	7,947
Thereafter	43,044

Total	$622,509

During 2003, the Partnership recognized a net gain of $13,976 primarily due to a gain on the disposition of two equipment leases. During 2002, the Partnership recognized a net gain of $29,227 primarily due to a gain on the disposition of an equipment lease.

6.	Impaired Financing Leases

At December 31, 2003, the Partnership’s investment in impaired financing leases was comprised of a lease with a recorded investment of $12,693, net of a related allowance of $168,636. This was an equipment lease to a lessee that has gone out of business. The Partnership recovered the equipment from the lessee’s premises and expects to sell the equipment. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive from a sale of the equipment.

7. Notes Payable

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases which has a carrying value of approximately $7.7 million, and bears an interest rate of 8.37% per annum.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases which has a carrying value of approximately $3.8 million, and bears an interest rate of 8.5% per annum. In September 2003 the partnership defeased approximately $1,979,000 of this notes payable with proceeds from the sale of the Red Robin property. The partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance. At December 31, 2003, annual maturities on the notes in aggregate are as follows:

2004	$156,070
2005	169,716
2006	184,555
2007	200,692
2008	218,239
Thereafter	4,775,313

Total	$5,704,585

Debt issuance costs of $477,909 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the ten-year term of the notes.

8. Earnings from Discontinued Operations

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the property sold during 2003 as discontinued operations. Accordingly, the results of operations related to the property have been reclassified to earnings from discontinued operations. Expenses include an allocation of interest expense based on the prorated share of the outstanding debt. The following is a summary of earnings from discontinued operations as of December 31, 2003 and 2002:

	2003	2002
Revenues:
Operating lease rents	$252,102	$343,779
Expenses:
Interest expense	161,864	226,689
Provision for depreciation	31,724	42,299
Management Fees	2,521	3,438

Income from discontinued operation, net	$55,993	$71,353

9. Subsequent Event

Based upon the results of operations for the three-month period ended December 31, 2003, the Partnership declared distributions of $483,821 to its limited partners on January 15, 2004.

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