Form 10QSB
period 2004-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2004-05-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets, March 31, 2004 and December 31, 2003	3
	Statement of Operations for the three months ended March 31, 2004 and 2003	4
	Statement of Changes in Partners’ Capital for the three months ended March 31, 2004	5
	Statement of Cash Flows for the three months ended March 31, 2004 and 2003	6
	Notes to Financial Statements	7-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3.	Controls and Procedures	11
PART II	OTHER INFORMATION
	Other Information	12
SIGNATURES		13
CERTIFICATION Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002		14-15
Certification Pursuant to Section 302
Certification Pursuant to Section 1350

Captec Franchise Capital Partners L.P. III

Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)
Cash and cash equivalents	$432,730	$537,442
Restricted cash	488,720	454,540
Investment in leases:
Operating leases, net	14,426,340	14,485,860
Financing leases, net	349,562	532,700
Impaired financing leases, net	12,693	12,693
Accounts receivable	22,004	18,168
Unbilled rent, net	1,042,085	1,013,362
Due from related parties	5,016	8,216
Deferred financing costs, net	227,007	238,954

Total assets	$17,006,157	$17,301,935

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$5,666,786	$5,704,585
Accounts payable and accrued expenses	118,082	120,873
Security deposits held on leases	7,106	7,106

Total liabilities	5,791,974	5,832,564

Partners’ capital:
Limited partners’ capital accounts	11,196,053	11,453,527
General partner’s capital account	18,130	15,844

Total partners’ capital	11,214,183	11,469,371

Total liabilities and partners’ capital	$17,006,157	$17,301,935

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Operations
for the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Operating revenue:
Rental income	$448,766	$456,243
Finance income	8,597	14,052

Total operating revenue	457,363	470,295
Operating costs and expenses:
Interest expense	131,399	135,184
Depreciation	59,520	59,520
General and administrative	45,382	39,077

Total operating costs and expenses	236,301	233,781

Income from operations	221,062	236,514
Other income:
Gain on sale of equipment	1,914	6,177
Interest and other income	5,655	9,106

Total other income	7,569	15,283

Income from continuing operations	228,631	251,797
Discontinued Operations:
Income from discontinued operations, net	—	42,414

Income from discontinued operations	—	42,414

Net Income	$228,631	$294,211

Net income allocable to general partner	$2,286	$2,942
Net income allocable to limited partners	$226,345	$291,269
Net income per limited partnership unit from continuing operations	11.53	12.68
Net income per limited partnership unit from discontinued operations	—	2.14

Net income per limited partnership unit	$11.53	$14.82

Weighted average number of limited partnership units outstanding	19,633	19,653

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Changes in Partners’ Capital
for the three months ended March 31, 2004
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2003	19,633	$11,453,527	$15,844	$11,469,371
Distributions — ($24.64 per weighted average limited partnership unit)		(483,819)	—	(483,819)
Net income	—	226,345	2,286	228,631

Balance, March 31, 2004	19,633	$11,196,053	$18,130	$11,214,183

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Cash Flows
for the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net Income	$228,631	$294,211
Adjustments to net income:
Depreciation	59,520	70,095
Amortization of debt issuance costs	11,947	11,948
Gain on sale of equipment	(1,914)	(6,177)
Increase in unbilled rent	(28,723)	(61,124)
Increase in accounts receivable	(3,836)	(2,816)
Decrease in accounts payable and accrued expenses	(2,791)	(38,491)
Increase in restricted cash	(34,180)	(47,154)
Decrease (increase) in due from related parties	3,200	(3,310)

Net cash provided by operating activities	231,854	217,182

Cash flows from investing activities:
Net proceeds from sale of equipment	142,475	24,075
Principal payments on financing leases	42,577	58,630

Net cash provided by investing activities	185,052	82,705

Cash flows from financing activities:
Repayments of notes payable	(37,799)	(46,942)
Distributions to limited partners	(483,819)	(340,000)

Net cash used in financing activities	(521,618)	(386,942)

Net decrease in cash and cash equivalents	(104,712)	(87,055)
Cash and cash equivalents, beginning of year	537,442	286,511

Cash and cash equivalents, end of year	$432,730	$199,456

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At March 31, 2004, the Partnership had 19,633 Units issued and outstanding.

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

The balance sheet of the Partnership as of March 31, 2004, the statements of operations and cash flows for the periods ending March 31, 2004 and March 31, 2003 and the statement of changes in partners’ capital for the period ending March 31, 2004 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 28, 2004.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of March 31, 2004 is comprised of the following:

Land	$6,540,429
Building and improvements	9,522,848

16,063,277
Less accumulated depreciation	(1,636,937)

Total	$14,426,340

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2004 is comprised of the following:

Minimum lease payments to be received	$417,942
Estimated residual value	—

Gross investment in financing leases	417,942
Less unearned income	(68,380)

Net investment in financing leases	$349,562

4.	NOTES PAYABLE:

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $7.7 million, and bears an interest rate of 8.37% per annum.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $3.8 million, and bears an interest rate of 8.5% per annum.

In September 2003 the partnership defeased approximately $1,979,000 of these notes payable with proceeds from the sale of a Red Robin property.

Debt issuance costs of $477,909 were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the ten-year term.

5.	EARNINGS FROM DISCONTINUED OPERATIONS:

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the property sold during the third quarter of 2003 as discontinued operations. Accordingly, the results of operations related to the property have been reclassified to earnings from discontinued operations. Expenses include an allocation of interest expense based on the prorated share of the outstanding debt. The following is a summary of earnings from discontinued operations:

	March 31,
	2004	2003
Revenues:
Operating lease rents	$0	$95,236
Expenses:
Interest expense	—	41,295
Provision for depreciation	—	10,575
Management Fees	—	952

Income from discontinued operation, net	$0	$42,414

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words, “intends”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, some of which are beyond the Partnership’s control, which could cause actual results to differ materially from those projected. Such risks and uncertainties include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be able to be sold at the presently anticipated prices and times. Any statements contained in this report or any documents incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004

During the three months ended March 31, 2004 total operating revenue was approximately $457,000, compared to $470,000 for the three months ended March 31, 2003. Rental revenue from operating leases for the three months ended March 31, 2004 decreased 1.6% to approximately $449,000 compared to approximately $456,000 for the three months ended March 31, 2003. Earned income from financing leases for the three months ended March 31, 2004 decreased 38.8% to approximately $9,000 as compared to approximately $14,000 for the three months ended March 31, 2003 as a result of the amortization of the principal balances on the financing leases and the disposition of two equipment leases, one in the fourth quarter of 2003 and the other in the first quarter of 2004.

Operating expenses increased 1.1% to approximately $236,000 for the three months ended March 31, 2004, compared to approximately $234,000 for the three months ended March 31, 2003. Interest expense decreased by approximately $4,000 for the three months ended March 31, 2004 compared to the prior period. General and administrative expenses increased by approximately $6,000 due to increased professional fees.

Other income for the three months ended March 31, 2004 was approximately $8,000, compared to approximately $15,000 for the prior period. Other income for the quarter ended March 31, 2004 is principally attributable to the sale of an equipment lease for net cash proceeds of approximately $142,000, and miscellaneous income from late charges of approximately $5,000. Other income for the three months ended March 31, 2003 is primarily due to a gain on the disposition of an equipment lease in January 2003 and miscellaneous income from late charges of approximately $8,000.

As a result of the foregoing, the Partnership’s net income from continuing operations decreased 9.2% to approximately $229,000 for the three months ended March 31, 2004, as compared to approximately $252,000 for the three months ended March 31, 2003.

Discontinued Operations in the first quarter of 2003 reflect the result of the Red Robin property that was sold in the third quarter of 2003. The sale was triggered by the tenant’s exercise of a purchase option clause in the lease agreement.

As a result of the foregoing, the Partnership’s net income decreased 22.3% to approximately $229,000 for the three months ended March 31, 2004, as compared to approximately $294,000 for the three months ended March 31, 2003.

The Partnership announced first quarter distributions of $421,691, of which $374,506 was distributed to its limited partners on April 15, 2004. The balance of $47,185 was distributed to limited partners who elected to receive distributions on a monthly basis on February 13, 2004 and March 15, 2004.

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

In November 1998, the Partnership entered into a $6.2 million note. The Partnership entered into an additional $2.0 million note in March 1999. Proceeds from the notes were used to acquire additional properties and equipment. The notes each have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates of 8.37% and 8.50% per annum, respectively. In September 2003, the Partnership defeased approximately $1,979,000 of these notes payable with proceeds from the sale of a Red Robin property. Debt issuance costs of approximately $478,000 incurred in connection with the issuance of the notes are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method.

As of March 31, 2004, the Partnership had invested $16.1 million in 13 net leased real estate properties and $943,000 in 4 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is $350,000, after cumulative principal collections of $593,000. Inclusive of the above amount, the Partnership has received approximately $3.3 million of aggregate principal collections on its financing leases during the life of those investments. The Partnership also has a net investment of approximately $13,000 in a repossessed equipment package, net of an allowance for loss of approximately $169,000. As of March 31, 2004, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

The Partnership annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1997, a total of 367 Units have been repurchased by the Partnership. The Partnership expects to fund future Unit repurchases out of working capital reserves and net sale or refinancing proceeds, but may also fund such repurchases out of cash flow. The Partnership is not obligated to accept Unit repurchase requests if the General Partner determines that such purchases would impair the capital or operation of the Partnership and the Partnership may suspend or cancel the Repurchase Plan at any time in its sole discretion.

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

ITEM 3. Controls and Procedures

Mr. Beach acting in his capacity as the principal executive officer of GP3 Asset Acquisition is ultimately responsible for the disclosure and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by the report, and has determined that these controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosures.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to, any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES. None.

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

There were no reports filed on Form 8-K for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	May 14, 2004

EXHIBIT INDEX

Number	Exhibit
4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002