Form 10QSB
period 2004-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2004-08-12
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. III

Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
Cash and cash equivalents	$262,113	$537,442
Restricted cash	535,021	454,540
Investment in leases:
Operating leases, net	14,366,821	14,485,860
Financing leases, net	322,784	532,700
Impaired financing leases, net	—	12,693
Accounts receivable	—	18,168
Unbilled rent, net	1,059,341	1,013,362
Due from related parties	5,016	8,216
Deferred financing costs, net	215,059	238,954

Total assets	$16,766,155	$17,301,935

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$5,628,185	$5,704,585
Accounts payable and accrued expenses	113,019	120,873
Security deposits held on leases	7,106	7,106

Total liabilities	5,748,310	5,832,564

Partners’ capital:
Limited partners’ capital accounts	10,997,561	11,453,527
General partner’s capital account	20,284	15,844

Total partners’ capital	11,017,845	11,469,371

Total liabilities and partners’ capital	$16,766,155	$17,301,935

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenue:
Rental income	$448,780	$456,244	$897,546	$912,487
Finance income	5,989	12,764	14,586	26,816

Total operating revenue	454,769	469,008	912,132	939,303
Operating costs and expenses:
Interest expense	130,592	134,184	261,991	269,368
Depreciation	59,519	59,519	119,039	119,039
General and administrative	45,027	33,917	90,409	72,994

Total operating costs and expenses	235,138	227,620	471,439	461,401
Income from operations	219,631	241,388	440,693	477,902
Other (expense) income :
(Loss) Gain on sale of equipment	(5,852)	—	(3,938)	6,177
Interest and other income	1,580	372	7,235	9,478

Total other (expense) income	(4,272)	372	3,297	15,655

Income from continuing operations	215,359	241,760	443,990	493,557
Discontinued Operations:
Income from discontinued operations, net	—	42,414	—	84,828

Income from discontinued operations	—	42,414	—	84,828

Net income	$215,359	$284,174	$443,990	$578,385

Net income allocable to general partner	$2,154	$2,842	$4,440	$5,784
Net income allocable to limited partners	$213,205	$281,332	$439,550	$572,601

Net income per limited partnership unit from continuing operations	10.86	12.18	22.39	24.86
Net income per limited partnership unit from discontinued operations	—	2.14	—	4.27

Net income per limited partnership unit	$10.86	$14.32	$22.39	$29.13

Weighted average number of limited partnership units outstanding	19,633	19,653	19,633	19,653

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Changes in Partners’ Capital
for the six months ended June 30, 2004
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2003	19,633	$11,453,527	$15,844	$11,469,371
Distributions — ($45.61 per weighted average limited partnership unit)	—	(895,516)	—	(895,516)
Net income	—	439,550	4,440	443,990

Balance, June 30, 2004	19,633	$10,997,561	$20,284	$11,017,845

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Cash Flows
for the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net Income	$443,990	$578,385
Adjustments to net income:
Depreciation	119,039	140,189
Amortization of debt issuance costs	23,895	23,896
(Loss) Gain on sale of equipment	3,938	(6,177)
Increase in unbilled rent	(45,979)	(81,503)
Decrease (Increase) in accounts receivable	18,168	(15,277)
Decrease in accounts payable and accrued expenses	(7,854)	(30,651)
Increase in restricted cash	(80,481)	(94,302)
Decrease (Increase) in due from related parties	3,200	(2,979)

Net cash provided by operating activities	477,916	511,581

Cash flows from investing activities:
Net proceeds from sale of equipment	149,315	24,075
Principal payments on financing leases	69,356	121,336

Net cash provided by investing activities	218,671	145,411

Cash flows from financing activities:
Repayments of notes payable	(76,400)	(94,876)
Distributions to limited partners	(895,516)	(684,180)

Net cash used in financing activities	(971,916)	(779,056)

Net decrease in cash and cash equivalents	(275,329)	(122,064)
Cash and cash equivalents, beginning of year	537,442	286,511

Cash and cash equivalents, end of year	$262,113	$164,447

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At June 30, 2004, the Partnership had 19,633 Units issued and outstanding.

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

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing activities are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

Net income per limited partnership interest is calculated using the weighted average number of limited partnership Units outstanding during the period and the limited partners’ allocable share of the net income.

Distributions per limited partnership Unit are calculated using the actual distributions disbursed during the period to the weighted average number of limited partnership Units during the period. Actual individual limited partner distributions may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, and (iii) the calculation ignores the timing of repurchases.

The balance sheet of the Partnership as of June 30, 2004, the statements of operations and cash flows for the periods ending June 30, 2004 and June 30, 2003 and the statement of changes in partners’ capital for the period ending June 30, 2004 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 28, 2004.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2004 is comprised of the following:

Land	$6,540,429
Building and improvements	9,522,848

16,063,277
Less accumulated depreciation	(1,696,456)

Total	$14,366,821

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2004 is comprised of the following:

Minimum lease payments to be received	$385,174
Less unearned income	(62,390)

Net investment in financing leases	$322,784

4.	NOTES PAYABLE:

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $7.6 million, and bears an interest rate of 8.37% per annum.

In March 1999, the Partnership entered into a $2.0 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $3.7 million, and bears interest at a rate of 8.5% per annum.

In September 2003, the partnership defeased approximately $1,979,000 of these notes payable with proceeds from the sale of a Red Robin property.

Debt issuance costs of approximately $477,909 were incurred in connection with the issuance of the notes, and are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method.

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

	Three months ended
	June 30,		YTD
	2004	2003	2004	2003
Revenues:
Operating lease rents	$—	$95,236	$—	$190,472
Expenses:
Interest expense	—	41,295	—	82,590
Provision for depreciation	—	10,575	—	21,150
Management Fees	—	952	—	1,904

Income from discontinued operation, net	$—	$42,414	$—	$84,828

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004

During the three months ended June 30, 2004, total operating revenue was approximately $455,000, compared to $469,000 for the three months ended June 30, 2003. Rental revenue from operating leases for the three months ended June 30, 2004 decreased 1.6% to approximately $449,000 compared to approximately $456,000 for the three months ended June 30, 2003. Earned income from financing leases for the three months ended June 30, 2004 decreased 53.1% to approximately $6,000 compared to approximately $13,000 for the three months ended June 30, 2003 as a result of the amortization of the principal balances on the financing leases and the disposition of two equipment leases, one in the fourth quarter of 2003 and the other in the first quarter of 2004.

Operating expenses increased 3.3% to approximately $235,000 for the three months ended June 30, 2004, compared to approximately $228,000 for the three months ended June 30, 2003. Interest expense decreased by approximately $4,000 for the three months ended June 30, 2004 compared to the prior period. General and administrative expenses increased by approximately $11,000 primarily due to an increase in reserve for bad debt.

Other expense for the three months ended June 30, 2004 was approximately $4,000. This is principally attributable to the final settlement on a repossessed equipment package which yielded net proceeds of approximately $6,000. Prior to the final settlement, the equipment package had a net investment of approximately $13,000 (after a prior recorded allowance for losses of $169,000).

As a result of the foregoing, the Partnership’s net income from continuing operations decreased 10.9% to approximately $215,000 for the three months ended June 30, 2004, compared to approximately $242,000 for the three months ended June 30, 2003.

Discontinued operations in the second quarter of 2003 reflect the result of the Red Robin property that was sold in the third quarter of 2003. The sale was triggered by the tenant’s exercise of a purchase option clause in the lease agreement.

As a result of the foregoing, the Partnership’s net income decreased 24.2% to approximately $215,000 for the three months ended June 30, 2004, compared to approximately $284,000 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004

During the six months ended June 30, 2004, total operating revenue was approximately $912,000, compared to $939,000 for the six months ended June 30, 2003. Rental revenue from operating leases for the six months ended June 30, 2004 decreased 1.6% to approximately $898,000, compared to approximately $912,000 for the six months ended June 30, 2003. Earned income from financing leases for the six months ended June 30, 2004 decreased 45.6% to approximately $15,000 compared to approximately $27,000 for the six months ended June 30, 2003 as a result of the amortization of the principal balances on the financing leases and the disposition of two equipment leases, one in the fourth quarter of 2003 and the other in the first quarter of 2004.

Operating expenses were approximately $471,000 for the six months ended June 30, 2004, an increase of 2.2% compared to approximately $461,000 for the six months ended June 30, 2003. Interest expense decreased by approximately $7,000 for the six months ended June 30, 2004 compared to the prior period. General and administrative expenses increased by approximately $17,000 due to increased professional fees and an increase in reserve for bad debt.

Other income for the six months ended June 30, 2004 was approximately $3,000 compared to approximately $16,000 for the six months ended June 30, 2003. Other income for the six months ended June 30, 2004 is principally attributable to the sale of an equipment lease with an investment value of approximately $140,000 for net cash proceeds of approximately $142,000, resulting in a gain of approximately $2,000 and miscellaneous income from late charges of approximately $5,000. These income amounts are partially offset by an expense of approximately $6,000 relating to the final settlement on a repossessed equipment package which yielded net proceeds of approximately $6,000. The other income for the six months ended June 30, 2003 is principally due to the sale of an equipment lease for net cash proceeds of approximately $24,000 in 2003, resulting in a gain of approximately $6,000, and miscellaneous income from late charges of approximately $8,000.

As a result of the foregoing, the Partnership’s net income from continuing operations decreased 10.0% to approximately $444,000 for the six months ended June 30, 2004 compared to approximately $494,000 for the six months ended June 30, 2003.

Discontinued operations for the six months ended June 2003 reflect the result of the Red Robin property that was sold in the third quarter of 2003. The sale was triggered by the tenant’s exercise of a purchase option clause in the lease agreement.

As a result of the foregoing, the Partnership’s net income decreased 23.2% to approximately $444,000 for the six months ended June 30, 2004, compared to approximately $578,000 for the six months ended June 30, 2003

The Partnership announced second quarter distributions of $275,000 of which $237,280 was distributed to certain limited partners on July 15, 2004. The balance of $37,720 was distributed on May 14 2004 and June 14, 2004 to those limited partners electing to receive distributions on a monthly basis.

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

As of June 30, 2004, the Partnership had invested $16.1 million in 13 net leased real estate properties and $943,000 in 4 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is $323,000, after cumulative principal collections of $619,000. Inclusive of the above amount, the Partnership has received approximately $3.3 million of aggregate principal collections on its financing leases during the life of those investments. As of June 30, 2004, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

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

ITEM 3. Controls and Procedures

Mr. Beach acting in his capacity as the principal executive officer of GP3 Asset Acquisition is ultimately responsible for the disclosure and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures and has determined that these controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosures.

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

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	August 12, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX — 31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX — 32	Certificaiton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002