Form 10QSB
period 2004-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2004-11-12
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2004

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. III

Balance Sheets

	September 30,
	2004	December 31,
	(Unaudited)	2003
Cash and cash equivalents	$240,434	$537,442
Restricted cash	579,829	454,540
Investment in leases:
Operating leases, net	14,307,301	14,485,860
Financing leases, net	295,410	532,700
Impaired financing leases, net	—	12,693
Accounts receivable	—	18,168
Unbilled rent, net	1,074,270	1,013,362
Due from related parties	5,016	8,216
Deferred financing costs, net	203,111	238,954

Total assets	$16,705,371	$17,301,935

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$5,588,768	$5,704,585
Accounts payable and accrued expenses	144,849	120,873
Security deposits held on leases	7,106	7,106

Total liabilities	5,740,723	5,832,564

Partners’ capital:
Limited partners’ capital accounts	10,942,139	11,453,527
General partner’s capital account	22,509	15,844

Total partners’ capital	10,964,648	11,469,371

Total liabilities and partners’ capital	$16,705,371	$17,301,935

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statement of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenue:
Rental income	$448,780	$450,614	$1,346,326	$1,363,101
Finance income	5,393	11,456	19,979	38,272

Total operating revenue	454,173	462,070	1,366,305	1,401,373
Operating costs and expenses:
Interest expense	129,769	132,521	391,760	401,889
Depreciation	59,520	59,520	178,559	178,559
General and administrative	42,565	38,413	132,974	111,407

Total operating costs and expenses	231,854	230,454	703,293	691,855
Income from operations	222,319	231,616	663,012	709,518
Otherincome :
(Loss) Gain on sale of equipment	—	—	(3,938)	6,177
Interest and other income	171	267	7,406	9,745

Total other income	171	267	3,468	15,922

Income from continuing operations	222,490	231,883	666,480	725,440
Discontinued Operations:
Net gain on sale of properties	—	498,240	—	498,240
Income from discontinued operations, net	—	40,242	—	125,070
Debt Retirement Costs	—	(530,035)	—	(530,035)

Income from discontinued operations	—	8,447	—	93,275

Net income	$222,490	$240,330	$666,480	$818,715

Net income allocable to general partner	$2,225	$2,403	$6,665	$8,187

Net income allocable to limited partners	$220,265	$237,927	$659,815	$810,528

Net income per limited partnership unit from continuing operations	11.22	11.68	33.61	36.54
Net income per limited partnership unit from discontinued operations	—	0.43	—	4.70

Net income per limited partnership unit	$11.22	$12.11	$33.61	$41.24

Weighted average number of limited partnership units outstanding	19,633	19,653	19,633	19,653

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Changes in Partners’ Capital
for the nine months ended September 30, 2004
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, January 1, 2004	19,633	$11,453,527	$15,844	$11,469,371
Repurchase of limited partnership units	—	—	—	—
Distributions — ($59.65 per weighted average limited partnership unit)		(1,171,203)	—	(1,171,203)
Net income	—	659,815	6,665	666,480

Balance, September 30, 2004	19,633	$10,942,139	$22,509	$10,964,648

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Cash Flows
For the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Cash flows from operating activities:
Net Income	$666,480	$818,715
Adjustments to net income:
Depreciation	178,559	206,759
Amortization of debt issuance costs	35,843	35,843
Loss (gain) on sale of equipment	3,938	(6,177)
Gain on sale of real estate		(498,240)
Increase in unbilled rent	(60,908)	(74,037)
Decrease (increase) in accounts receivable	18,168	(15,329)
Increase (decrease) in accounts payable and accrued expenses	23,976	(22,495)
Increase in restricted cash	(125,289)	(141,442)
Decrease in due from related parties	3,200	868
Decrease in security deposits	—	(24,854)

Net cash provided by operating activities	743,967	279,611

Cash flows from investing activities:
Net proceeds from sale of equipment	149,315	24,075
Net proceeds from sale of real estate	—	3,428,472
Principal payments on financing leases	96,730	181,731

Net cash provided by investing activities	246,045	3,634,278

Cash flows from financing activities:
Repayments of notes payable	(115,817)	(2,122,726)
Distributions to limited partners	(1,171,203)	(1,027,819)

Net cash used in financing activities	(1,287,020)	(3,150,545)

Net (decrease) increase in cash and cash equivalents	(297,008)	763,344
Cash and cash equivalents, beginning of year	537,442	286,511

Cash and cash equivalents, end of period	$240,434	$1,049,855

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

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At September 30, 2004, the Partnership had 19,633 Units issued and outstanding.

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

The balance sheet of the Partnership as of September 30, 2004, the statements of operations and cash flows for the periods ending September 30, 2004 and September 30, 2003 and the statement of changes in partners’ capital for the period ending September 30, 2004 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 28, 2004.

2. LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2004 is comprised of the following:

Land	$6,540,429
Building and improvements	9,522,848

16,063,277
Less accumulated depreciation	(1,755,976)

Total	$14,307,301

3. NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2004 is comprised of the following:

Minimum lease payments to be received	$352,408
Less unearned income	(56,998)

Net investment in financing leases	$295,410

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

Debt issuance costs of approximately $477,909 were incurred in connection with the issuance of the notes, and are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest method.

5. EARNINGS FROM DISCONTINUED OPERATIONS:

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the property sold during 2003 as discontinued operations. Accordingly, the results of operations related to the property have been reclassified to earnings from discontinued operations. Expenses include an allocation of interest expense based on the outstanding debt required to be repaid. In 2004, the Company corrected the previous reporting of discontinued operations relating to the disposal in 2003. This reclassification has no impact on the reported net income for the three and nine months ended September 30, 2003. The following is a summary of earnings from discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Operating lease rents	$—	$76,189	$—	$266,661
Expenses:
Interest expense	—	28,135	—	110,725
Provision for depreciation	—	7,050	—	28,199
Management Fees	—	762	—	2,667

Income from discontinued operation, net	$—	$40,242	$—	$125,070

6. LIQUIDATION PLAN:

On or about September 24, 2004, the Partnership filed with the Securities and Exchange Commission and mailed to its limited partners a consent solicitation statement pursuant to which the Partnership began soliciting the consent of its limited partners to (i) dissolve the Partnership, liquidate its assets and wind up its affairs; and (ii) amend the partnership agreement to permit, on a limited basis, the sale of Partnership assets to certain affiliates in connection with the dissolution, liquidation and winding up of the Partnership. On November 8, 2004, the requisite limited partner consents for each proposal were obtained, the consent solicitation was closed and the plan of liquidation and the amendment to the partnership agreement became effective. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation in accordance with the partnership agreement, without any further action by the limited partners. The Partnership is undertaking steps to commence the liquidation in accordance with the adopted Plan of Liquidation and Dissolution.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words, “intends”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, some of which are beyond the Partnership’s control, which could cause actual results to differ materially from those projected. Such risks and uncertainties include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be able to be sold at the presently anticipated prices and times. Any statements contained in this report or any documents incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligation to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004.

During the three months ended September 30, 2004, total operating revenue was approximately $454,000, compared to $462,000 for the three months ended September 30, 2003. Rental revenue from operating leases for the three months ended September 30, 2004 remained nearly unchanged. Earned income from financing leases for the three months ended September 30, 2004 decreased 52.9% to approximately $5,000 compared to approximately $11,000 for the three months ended September 30, 2003 as a result of the amortization of the principal balances on the financing leases and the disposition of two equipment leases, one in the fourth quarter of 2003 and the other in the first quarter of 2004.

Operating expenses for the three months ended September 30, 2004, remained nearly unchanged at approximately $231,000. Interest expense decreased by approximately $3,000 for the three months ended September 30, 2004. General and administrative expenses increased by approximately $4,000 as a result of increased professional fees.

As a result of the foregoing, the Partnership’s net income from continuing operations decreased 4.1% to approximately $222,000 for the three months ended September 30, 2004, compared to approximately $232,000 for the three months ended September 30, 2003.

Discontinued operations in the third quarter of 2003 reflect the sale of the Red Robin property that was sold in the third quarter of 2003. The sale was triggered by the tenant’s exercise of a purchase option clause in the lease agreement.

As a result of the foregoing, the Partnership’s net income decreased 7.4% to approximately $222,000 for the three months ended September 30, 2004, compared to approximately $240,000 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004

During the nine months ended September 30, 2004 total operating revenue was approximately $1,366,000, compared to $1,401,000 for the nine months ended September 30, 2003. Rental revenue from operating leases for the nine months ended September 30, 2004 decreased 1.2% to approximately $1.3 million, compared to $1.4 million for the nine months ended September 30, 2003. Earned income from financing leases for the nine months ended September 30, 2004 decreased 47.8% to approximately $20,000 compared to approximately $38,000 for the nine months ended September 30, 2003 as result of the amortization of the principal balances on the financing leases and the disposition of two equipment leases.

Operating expenses were approximately $703,000 for the nine months ended September 30, 2004, an increase of 1.7% compared to approximately $692,000 for the nine months ended September 30, 2003. Interest expense decreased by approximately $10,000 for the nine months ended September 30, 2004 due to repayments of notes payable. General and administrative expenses increased by approximately $22,000 primarily due to an increase in reserve for bad debts in the second quarter of 2004 and increased professional fees.

Other income for the nine months ended September 30, 2004 was approximately $3,000 compared to approximately $16,000 for the nine months ended September 30, 2003. Other income for the nine months ended September 30, 2004 is principally attributable to the sale of an equipment lease with an investment value of approximately $140,000 for net cash proceeds of approximately $142,000, which resulted in a gain of approximately $2,000 and miscellaneous income from late charges of approximately $7,000. These income amounts are partially offset by an expense of approximately $6,000 relating to the final settlement on a repossessed equipment package which yielded net proceeds of approximately $6,000. The other income for the nine months ended September 30, 2003 is primarily due to the sale of an equipment lease for net cash proceeds of approximately $24,000, resulting in a gain of approximately $6,000, and miscellaneous income from late charges of approximately $9,000.

Discontinued operations in the third quarter of 2003 reflect the sale of the Red Robin property in the third quarter of 2003. The sale was triggered by the tenant’s exercise of a purchase option clause in the lease agreement

As a result of the foregoing, the Partnership’s net income decreased 18.6.% to approximately $666,000 for the nine months ended September 30, 2004 as compared to approximately $819,000 for the nine months ended September 30, 2003.

The Partnership announced third quarter distributions of $275,000, of which $236,593 was distributed to limited partners on October 15, 2004. The balance of $38,407 was distributed on August 16, 2004 and September 15, 2004 to those partners who elected to receive distributions on a monthly basis.

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

As of September 30, 2004, the Partnership had invested $16.1 million in 13 net leased real estate properties and $943,000 in 4 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is $295,000, after cumulative principal collections of $648,000. Inclusive of the above amount, the Partnership has received approximately $3.3 million of aggregate principal collections on its financing leases during the life of those investments. As of September 30, 2004, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

The Partnership annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1997, a total of 367 Units have been repurchased by the Partnership. The Partnership is not obligated to accept Unit repurchase requests if the General Partner determines that such purchases would impair the capital or operation of the Partnership and the Partnership may suspend or cancel the Repurchase Plan at any time in its sole discretion. In connection with the announcement of the Partnership’s liquidation plans, the General Partner has indefinitely suspended the Repurchase Plan.

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

ITEM 3. CONTROLS AND PROCEDURES

Mr. Beach acting in his capacity as the principal executive officer of GP3 Asset Acquisition is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures and has determined that these controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosures.

There have been no changes in the Partnership’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On or about September 24, 2004, the Partnership filed with the Securities and Exchange Commission and mailed to its limited partners a consent solicitation statement pursuant to which the Partnership began soliciting the consent of its limited partners to (i) dissolve the Partnership, liquidate its assets and wind up its affairs; and (ii) amend the partnership agreement to permit, on a limited basis, the sale of Partnership assets to certain affiliates in connection with the dissolution, liquidation and winding up of the Partnership.

The Partnership’s liquidation plans, as stated in the offering materials delivered in connection with the Offering, indicated that the Partnership intended to dispose of its properties and liquidate the Partnership in approximately February 2001 through January 2005, the seventh and tenth years after the Partnership commenced operations. These liquidation plans were partly based upon the then-general partners’ belief that the equipment leases would have expired by the time of liquidation, and that the return of the investment in such assets would have been received through the full payout of rental payments. As of September 30, 2004, substantially all of the Partnership’s investments in equipment leases have expired and the related capital returned to the limited partners.

The general partner believes that market conditions for selling retail net leased real estate are presently favorable, due to the limited supply of, and high demand for, such assets, as well as the low interest rate environment. As a result, the general partner believes that net leased real estate assets are presently being sold at high prices relative to their annual income. Although market conditions are presently favorable, the general partner believes that the current expectations for increases in interest rates could result in reduced real estate values over time, due to the effect of increased borrowing costs and increased yield expectations (in comparison to other investments). In light of these trends, the general partner has concluded that it would be preferable to sell the Partnership’s assets as soon as practicable to benefit from the existing favorable environment.

As part of the consent solicitation, the Partnership also solicited the consent of the limited partners to an amendment to the Partnership’s partnership agreement, which would permit the general partner and/or its affiliates to purchase Partnership assets under certain limited circumstances. The general partner believes that there is a chance that the general partner will be unable to sell all of the Partnership’s assets to third parties in connection with the liquidation. Since the partnership agreement prohibits distributions in kind, the Partnership cannot be liquidated until all of the Partnership’s assets are sold. Failure to sell all of the Partnership’s assets in a timely manner will result in a delay in the liquidating distribution to the partners and result in continued administrative costs to the Partnership. The general partner believes that if it is permitted to purchase these unsold assets, if any, the partners will materially benefit because they will receive their liquidating distributions sooner and less of the Partnership’s financial resources will be devoted to administrative costs incurred in connection with the continuation of the Partnership.

Effective November 8, 2004, the requisite limited partner consents for each proposal were obtained and the consent solicitation was closed. Limited partners holding 10,758 units and 10,137 units consented to the liquidation proposal and the amendment to the limited partnership agreement, respectively. Limited partners holding 152 units and 658 units did not consent to the liquidation proposal and the amendment to the limited partnership agreement, respectively. Limited partners holding 122 units and 237 units abstained from consenting to the liquidation proposal and the amendment to the limited partnership agreement, respectively. In summary, 97.5% of the units voted approved the liquidation proposal and 91.9% of the units voted approved the amendment to the limited partnership agreement.

The Partnership has undertaken steps to commence the liquidation of the Partnership. The Partnership has entered into an exclusive listing agreement with CB Richard Ellis. CB Richard Ellis’s Net Leased Property Group will oversee the brokerage activity on behalf of the Partnership. Partnership assets will be marketed on a local, regional and national basis and to a limited number of international investors. The general partner believes this will provide for very broad exposure of the assets to potential purchasers.

ITEM 5. OTHER INFORMATION. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are included herein or incorporated by reference:

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	November 12, 2004

Exhibit Index

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.3	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002