Form 10KSB
period 2004-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2005-03-31
CIK 921794

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________ to ________________ Commission file number 33-77510C

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

(Name of small business issuer in its charter)

Delaware	38-3160141

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

24 Frank Lloyd Wright Drive, Lobby L, 4th Floor, P.O. Box 544, Ann Arbor, Michigan 48106-0544

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (734) 994-5505
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Units of limited partnership interest
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State Issuer’s revenues for its most recent fiscal year: $1,811,505

At December 31, 2004, subscriptions for 20,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $20,000,000. At December 31, 2004, there were 19,633 Units issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

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
Item 8B. Other Information
PART III
Item 9. Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services
SIGNATURES
Section 302 Certification of Chief Executive & Chief Financial Officers
Section 906 Certification of Chief Executive & Chief Financial Officers

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

     The Partnership commenced a public offering (the “Offering”) of up to 20,000 Units of limited partnership interest, priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering reached final funding in August 1996 having received subscriptions for the entire 20,000 Units. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At December 31, 2004, the Partnership had 19,633 Units issued and outstanding.

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

     Effective November 8, 2004 the limited partners consented to a plan of liquidation and dissolution (“Plan of Liquidation and Dissolution”), which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt, in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party that will oversee the marketing and sale of the Partnership’s assets.

Item 2. Description of Properties.

     As of December 31, 2004, the Partnership had a portfolio of 12 properties located in 9 states, with a cost basis of $14.7 million, and 4 performing equipment leases with an original investment of $943,000. The Properties are leased to 10 operators of restaurant concepts and one retail operator, Hollywood Video. As of December 31, 2004, leases to Jack in the Box, Inc., Gourmet Systems, Inc. and ADL Investments, LLC represented 13.80%, 13.37%, and 10.70%, respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

     As of December 31, 2004, all of the properties owned by the Partnership are occupied, and the related leases are performing, and all of its investments in equipment subject to financing leases are performing.

     The Partnership has one equipment lease outstanding for which rental payments are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. During 2004, it was anticipated that the Partnership would execute a lease restructure with the lessee. The restructure was not expected to result in a loss on this equipment lease, and therefore no reserve was recorded against this asset. However, due to additional cash flow declines, the lessee was not able to make the payments that would have been required under the restructure. As a result, the contemplated restructure never closed. The lessee, an Arby’s franchisee, has found a lender willing to refinance its entire debt, and as a result, the partnership expects to receive a lump-sum payoff of this lease. An analysis on this asset showed that no impairment is expected.

     The following is a summary description of the leased Property and Equipment as of December 31, 2004.

				Original
				Asset Cost	Asset		Date of	Annual
	Concept	Date of	Date of	Including	State	Monthly	Next Rent	Rate of
Tenant/Lessee Name	Name	Commence	Expiration	Acquisition Fees	Location	Rent	Increase	Increase(4)	Sq. Ft.
PROPERTIES

America’s Favorite Chicken Co.	Church’s	11/1/95	11/1/15	$661,500	TX	$6,353	11/1/05	1.92%	1,850
Gourmet Systems, Inc.	Applebee’s	8/1/95	9/1/14	1,724,583	IL	19,615	8/1/05	3.00%	5,564
Denny’s Inc.	Denny’s	10/1/96	9/1/15	1,032,927	VA	9,740	9/1/05	1.92%	3,012
Golden Restaurant Operations, Inc.	Boston Market	7/1/96	11/1/11	1,200,150	NJ	11,551	7/1/06	1.70%	3,294
Jack in the Box, Inc.	Jack in Box	10/1/96	10/1/14	987,000	TX	9,223	10/1/06	(1)	2,860
Hollywood Entertainment Corp.	Hollywood Video	9/1/96	5/1/11	1,102,500	OK	11,025	9/1/06	(2)	7,500
ADL Investments, LLC	Golden Corral	6/1/97	6/1/12	1,680,000	FL	15,696	6/1/07	1.55%	8,825
Restaurants Acquisition I, LLC	Black Eyed Pea	10/1/96	10/1/16	1,561,106	TX	14,480	10/1/06	(3)	5,445
Jack in the Box, Inc.	Jack in the Box	1/1/99	1/1/17	1,286,250	WA	11,025	1/1/09	1.55%	2,669
Tec-Foods, Inc.	Taco Bell	1/1/99	1/1/19	840,000	MI	6,970	1/1/05	0.66%	2,356
Romacorp, Inc.	Tony Roma’s	1/1/99	1/1/17	1,942,500	FL	12,831	10/01/05	2.5%	6,456
RTM, Inc.	Arby’s	8/1/99	8/1/19	706,011	NC	5,627	9/1/05	1.49%	2,554

				14,724,527		134,136			52,385

EQUIPMENT				Current
				Net Investment

Morgan’s Foods of Ohio, Inc.	KFC	6/1/99	6/1/06	48,766	OH	3,019
Chi-Co, Inc.	Arby’s	6/1/99	6/1/06	60,015	IL	1,671
American Hospitality Corp.	Taco Bell	10/01/01	5/01/14	50,944	NC	662
Roma Texarcoma	Carinos	4/01/99	4/01/06	107,704	TX	7,241

				267,429		12,593

Total				$14,991,956		$146,729

(1)	Rent Increase equals the greater of CPI or 10.0%.

(2)	Rent Increase equals the lesser of CPI or 12.0%.

(3)	Rent Increase equals the lesser of CPI or 10.0%.

(4)	Rate of increase was calculated on a compounded annual basis.

Leases

     Real Estate Leases: All of the properties are subject to triple net leases pursuant to which the tenant is responsible for all expenses related to the cost of operating the Properties, including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2004, original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 10.9 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increase. Two of the leases provide for rental increases based upon the lesser of a fixed percentage or changes in the Consumer Price Index and one of the leases provides for rental increases based upon the greater of a fixed percentage or changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every five years.

     Equipment Leases: All of the equipment leases are on the Partnership’s standard form of lease pursuant to which the lessee is responsible for all expenses related to the equipment, including taxes, insurance, maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2004, original base terms of the equipment leases ranged from 7 to 12 years, and the weighted average remaining base term of the equipment lease portfolio was 34 months. All of the leases provide for fixed monthly rents during the entire term of the lease. All of the equipment leases provide the lessee with the option to purchase the equipment for a nominal purchase price ($1) upon expiration of the base lease term.

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

Item 3. Legal Proceedings.

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

PART II

Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters and Small Business Issuer Purchase of Equity Securities.

     There is no public market for the Units and the Partnership does not currently expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2004, Units were held by 1,308 investors of record. In the last three years, the Partnership has not engaged in the sale of any Units. The Partnership declared cash distributions of approximately $1.2 million and approximately $2.2 million for the years ended December 31, 2004 and 2003 respectively. The Partnership made no Unit repurchases in the three months ended December 31, 2004.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     When used in this discussion, the words, “intends,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, some of which are beyond the Partnership’s control, which could cause actual results to differ materially from those projected. Such risks and uncertainties include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be able to be sold at the presently anticipated prices and times. Any statements contained in this report or any documents incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligation to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

     As a result of the approval of the Plan of Liquidation and Dissolution, all of the Partnership’s assets except cash are classified as Assets Held for Sale, all liabilities are classified as Liabilities Held for Sale and the operations of the Partnership have been classified as discontinued operations for all periods presented. Therefore, the following discussion and analysis of the results of operations is entirely in regards to discontinued operations, and the discussion and analysis of financial condition is principally regarding Assets and Liabilities Held for Sale.

Results of Operations

     During the year ended December 31, 2004, total operating revenue decreased by $317,000 compared to the year ended December 31, 2003. Rental revenue from operating leases for the year ended December 31, 2004 decreased 14.1% to approximately $1.8 million, compared to $2.1 million for the year ended December 31, 2003, due to the sale of the Red Robin property in the third quarter of 2003 and the sale of a Taco Bell property in December 2004. Earned income from financing leases for the year ended December 31, 2004 decreased 49.2% to approximately $25,000, compared to approximately $49,000 for the year ended December 31, 2003, as a result of the amortization of the principal balances on the financing leases and the disposition of two equipment leases.

     Operating expenses were approximately $979,000 for the year ended December 31, 2004, a decrease of 40.0% compared to approximately $1.6 million for the year ended December 31, 2003. Interest expense decreased in 2004 due to the repayment of notes payable and depreciation expense decreased in 2004 due to the sale of the Red Robin property in the third quarter of 2003 and the sale of a Taco Bell property in December 2004. General and administrative expenses increased as a result of increased professional fees. In 2003, the Partnership incurred approximately $530,000 in debt retirement costs associated with the sale of the Red Robin property.

     Other income for the year ended December 31, 2004 was approximately $87,000, compared to approximately $530,000 for the prior year. Other income for the year ended December 31, 2004 is principally attributable to the sale of a Taco Bell property in December 2004, sale of an equipment lease for net cash proceeds of approximately $142,000, resulting in a gain of approximately $2,000, partially offset by an expense of approximately $6,000 relating to the final settlement on a repossessed equipment package which yielded net proceeds of approximately $6,000. Miscellaneous income from late charges was approximately $8,000. Other income from discontinued operations for 2003 was primarily due to the sale of the Red Robin property. The property was sold for net cash proceeds of approximately $3.4 million in 2003, resulting in a gain of approximately $498,000. In addition, there was a gain of approximately $14,000 from the sale of two equipment leases for net cash proceeds of approximately $63,000. Miscellaneous income from late charges was approximately $18,000.

     As a result of the foregoing, the Partnership’s net income decreased 10.4% to approximately $920,000 for the year ended December 31, 2004, compared to approximately $1.0 million for the year ended December 31, 2003.

     During the year ended December 31, 2004, the Partnership made distributions to Limited Partners totaling approximately $1.4 million compared with approximately $2.1 million for the preceding year.

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

     As of December 31, 2004, the Partnership had invested $14.7 million in 12 net leased real estate properties and $943,000 in 4 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is $267,000, after cumulative principal collections of $676,000. Inclusive of the above amount, the Partnership has received approximately $3.3 million of aggregate principal collections on its financing leases during the life of those investments. As of December 31, 2004, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

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

     The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require tenants and lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partner expects that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to the Limited Partners.

     Effective November 8, 2004 the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party that will oversee the marketing and sale of the Partnership’s assets. Management believes the proceeds on sale will be adequate to pay off all liabilities and make a distribution.

Critical Accounting Policies

     The financial statements are prepared in accordance with United States generally accepted accounting principles, which require the Partnership to make certain estimates and assumptions. A summary of the Partnership’s significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgment.

     When real estate properties are acquired, acquisition costs are allocated to components of the property using relative fair values based on historical experience and the Partnership’s current judgment. These assumptions and estimates impact the amount of costs allocated between land and building, depreciation expense, and gains or losses recorded on sales of properties. The cost of the properties acquired is allocated among land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates (b) origination fees typically incurred to negotiate a contract and (c) recovery costs to replace the tenant.

     Receivables are reported net of allowance for doubtful accounts and may be uncollectible in the future. The Partnership reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables. This review process requires the Partnership to make certain judgments regarding collections that are inherently difficult to predict.

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

     The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss is indicated using undiscounted cash flows, the loss is measured as the amount by which carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis.

Item 7. Financial Statements.

     See Index to Financial Statements on Page F-I of this Form 10-KSB for Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

     Mr. Beach acting in his capacity as the principal executive officer of GP3 Asset Acquisition is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the

Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures and has determined that, as of the end of the fiscal period covered by this report, these controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosures.

     There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to, any actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

     The Partnership does not have directors, officers or employees and, to the best knowledge of the Partnership, as of December 31, 2004, no person beneficially owned more than 5.0% of the outstanding Units.

     Patrick L. Beach is the sole member of CRC Asset Acquisition LLC, the sole member of GP3 Asset Acquisition, and the President of GP3 Asset Acquisition, the Partnership’s General Partner.

     Mr. Beach attended the University of Michigan and graduated from its School of Business Administration in 1977 with a Bachelor of Business Administration degree. From 1997 until 2001, Mr. Beach served as the Chairman, President and Chief Executive Officer of Captec Net Lease Realty. Since 1981, he has served as Chairman and Chief Executive Officer of Captec Financial Group, Inc., an affiliate of the Partnership, that is involved in the acquisition and development of single tenant restaurant properties, shopping centers, and multi-family residential properties.

     Since the Partnership has no directors, officers or employees, it has not adopted a code of ethics.

Item 10. Executive Compensation.

     The Partnership has no officers or other employees. All amounts paid by the Partnership for management and administrative services are pursuant to agreements described under Item 12, Certain Relationships and Related Transactions.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters.

     The Partnership has no directors or officers and, to the best knowledge of the Partnership, as of December 31, 2004, no person beneficially owned more than 5.0% of the outstanding Units.

Item 12. Certain Relationships and Related Transactions.

     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4% of the aggregate purchase prices of properties and equipment, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2004 and 2003. Acquisition fees incurred in earlier years were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

     The Partnership has also entered into an asset management agreement with the General Partner and its affiliates, pursuant to which the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $18,698 and $22,438 were incurred during 2004 and 2003, respectively.

     The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the Limited Partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate liquidation fees during 2004 and 2003.

     The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2004 and 2003.

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

Item 13. Exhibits.

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

Item 14. Principal Accountant Fees and Services.

     Audit Fees

     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-QSB or for services normally provided by the Partnership’s accountant in connection with statutory or regulatory filings were $51,000 and $56,000 for the years ended December 31, 2004 and 2003, respectively.

     Audit-Related Fees

     The aggregate fees billed to the Partnership for assurance and related services by the Partnership’s principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements were $0 for each of the years ended December 31, 2004 and 2003.

     Tax Fees

     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice and tax planning were $0 for each of the years ended December 31, 2004 and 2003.

     All Other Fees

     The aggregate fees billed to the Partnership for products and services provided by the Partnership’s principal accountant were $0 for each of the years ended December 31, 2004 and 2003.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
By:	GP3 Asset Acquisition, LLC.
Its Manager

By:	/s/ Patrick. L. Beach
Patrick L. Beach
President
Date:	March 31, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach

Patrick L. Beach
President
of GP3 Asset Acquisition, LLC.

Date: March 31, 2005

Captec Franchise Capital Partners L.P. III
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the partners of Captec Franchise Capital Partners L.P. III

     We have audited the accompanying balance sheets of Captec Franchise Capital Partners L.P. III as of December 31, 2004 and 2003 and the related statements of discontinued operations, cash flows and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Toledo, Ohio
February 18, 2005

Captec Franchise Capital Partners L.P. III
Balance Sheets
December 31, 2004 and 2003

	2004	2003
Cash and cash equivalents	$1,556,320	$537,442
Restricted cash	664,680	454,540
Assets Held for Sale:
Operating leases, net	12,987,161	14,485,860
Financing leases, net	267,429	532,700
Impaired financing leases, net	—	12,693
Unbilled rent, net	955,171	1,013,362
Deferred financing costs, net	191,163	238,954
Accounts receivable	4,228	18,168
Due from related parties	151	8,216

Total assets	$16,626,303	$17,301,935

Liabilities and Partners’ Capital

Liabilities Held for Sale:
Notes payable	$5,548,515	$5,704,585
Accounts payable and accrued expenses	126,361	120,873
Security deposits held on leases	7,106	7,106

Total liabilities	5,681,982	5,832,564

Partners’ capital:
Limited partners’ capital accounts	10,919,279	11,453,527
General partner’s capital account	25,042	15,844

Total partners’ capital	10,944,321	11,469,371

Total liabilities and partners’ capital	$16,626,303	$17,301,935

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Discontinued Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003
Operating revenue:
Rental income	$1,786,740	$2,079,891
Finance income	24,765	48,711

Total operating revenue	1,811,505	2,128,602

Operating costs and expenses:
Interest expense	520,689	645,065
Depreciation	236,947	266,279
Debt retirement costs	—	530,035
General and administrative	221,168	190,565

Total operating costs and expenses	978,804	1,631,944

Income from discontinued operations before other income	832,701	496,658
Other income :
(Loss) gain on sale of equipment	(3,938)	13,976
Gain on sale of real estate	83,424	498,240
Interest and other income	7,593	18,108

Total other income	87,079	530,324

Net income from discontinued operations	$919,780	$1,026,982

Net income from discontinued operations allocable to general partner	$9,198	$10,270

Net income from discontinued operations allocable to limited partners	$910,582	$1,016,712

Net income from discontinued operations per limited partnership unit	$46.38	$51.74

Weighted average number of limited partnership units outstanding	19,633	19,651

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2004 and 2003

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, January 1, 2003	19,653	$12,519,242	$5,574	$12,524,816

Repurchase of limited partnership units	(20)	(10,607)	—	(10,607)

Distributions — ($105.43 per weighted average limited partnership unit)	—	(2,071,820)	—	(2,071,820)

Net income from discontinued operations	—	1,016,712	10,270	1,026,982

Balance, December 31, 2003	19,633	11,453,527	15,844	11,469,371

Distributions — ($73.59 per weighted average limited partnership unit)		(1,444,830)	—	(1,444,830)

Net income from discontinued operations	—	910,582	9,198	919,780

Balance, December 31, 2004	19,633	$10,919,279	$25,042	$10,944,321

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net Income from discontinued operations	$919,780	$1,026,982
Adjustments to net income:
Depreciation	236,947	266,279
Amortization of debt issuance costs	47,791	47,791
Loss (gain) on sale of equipment	3,938	(13,976)
Gain on sale of real estate	(83,424)	(498,240)
Increase in unbilled rent	(49,718)	(110,659)
Decrease in accounts receivable	13,940	29,594
Increase in accounts payable and accrued expenses	5,488	10,054
(Increase) decrease in restricted cash	(210,140)	45,323
Decrease (increase) in due from related parties	8,065	(2,483)
Decrease in security deposits	—	(24,854)

Net cash provided by operating activities	892,667	775,811

Cash flows from investing activities:
Net proceeds from sale of equipment	149,315	62,711
Net proceeds from sale of real estate	1,453,086	3,428,472
Principal payments on financing leases	124,710	226,107

Net cash provided by investing activities	1,727,111	3,717,290

Cash flows from financing activities:
Repayments of notes payable	(156,070)	(2,159,743)
Repurchase of limited partnership units	—	(10,607)
Distributions to limited partners	(1,444,830)	(2,071,820)

Net cash used in financing activities	(1,600,900)	(4,242,170)

Net increase in cash and cash equivalents	1,018,878	250,931

Cash and cash equivalents, beginning of year	537,442	286,511

Cash and cash equivalents, end of year	$1,556,320	$537,442

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

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At December 31, 2004, the Partnership had 19,633 Units issued and outstanding.

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

Following is a summary of the Partnership’s significant accounting policies:

Basis of presentation

In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which include entering into an exclusive listing agreement with a third party, who will oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, all assets except cash are classified as Assets Held for Sale, all liabilities are classified as Liabilities Held for Sale and the results of the operations in their entirety are classified as discontinued operations for all years presented, since the operations are directly related to the assets or liabilities held for sale. The assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement.

Cash and cash equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

The Partnership is required to maintain a cash balance in an escrow account until specific requirements have been satisfied related to a note payable.

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

As of December 31, 2004, leases to Jack in the Box, Inc., Gourmet Systems, Inc. and ADL Investments, LLC represented 13.80%, 13.37%, and 10.70%, respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position

Land and building subject to operating leases

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

The cost of the properties acquired is allocated among land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates (b) origination fees typically incurred to negotiate a contract and (c) recovery costs to replace the tenant.

For year ended December 31, 2004, the Partnership sold a Taco Bell 2004 property for net cash proceeds of approximately $1.5 million, resulting in a gain of approximately $83,000. In 2003, the Partnership sold a Red Robin property that was triggered by the tenant’s exercise of purchase option clauses in the lease agreement. The property was sold for net cash proceeds of approximately $3.4 million, resulting in a gain of approximately $498,000. There were approximately $530,000 in debt retirement costs associated with the disposition of the Red Robin property.

All of the properties are subject to triple net leases pursuant to which tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2004, original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 10.9 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increase.

In accordance with the provisions of FAS 144, all assets held for sale are recorded at the lower of carrying value or fair market value less costs to sell. Additionally, depreciation has been ceased on these assets effective December 31, 2004.

Net investment in financing leases

Net investment in financing leases primarily represents equipment used in restaurant operations, which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Income recognition is suspended on financing leases that become delinquent for 90 or more days. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2004 and 2003, the Partnership has provided an allowance of $0 and $168,636 respectively for uncollectible amounts associated with its financing leases.

Note payable

Notes payable have fair values equal to $5,756,176 based on fair value of debt with similar terms reflecting current interest rates.

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

Income taxes

No provision for income taxes is included in the accompanying financial statements, as the Partnership’s results of operations are passed through to the partners for inclusion in their respective income tax returns. The principal reasons for the difference between net income passed through the partners for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, different useful lives and depreciation methods for real property and the provision for losses for reporting purposes versus bad debt expense for tax purposes.

Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.    Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4% of the aggregate purchase prices of properties and equipment, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2004 and 2003. Acquisition fees incurred in earlier years are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $18,698 and $22,438 were expensed as incurred during 2004 and 2003, respectively.

The Partnership Agreement provides for the General Partner to receive real estate liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate liquidation fees during 2004 and 2003. The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2004 and 2003.

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

4.    Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2004 and 2003 is comprised of the following:

	2004	2003
Land	$5,744,529	$6,540,429
Building and improvements	8,979,998	9,522,848

	14,724,527	16,063,277
Less accumulated depreciation	(1,737,366)	(1,577,417)

Total	$12,987,161	$14,485,860

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2004.

2005	$1,621,051
2006	1,654,530
2007	1,682,310
2008	1,703,340
2009	1,726,622
Thereafter	9,250,580

Total	$17,638,433

5.    Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2004 and 2003 is comprised of the following:

	2004	2003
Minimum lease payments to be received	$319,641	$622,509

Gross investment in financing leases	319,641	622,509
Less unearned income	(52,212)	(89,809)

Net investment in financing leases	$267,429	$532,700

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2004:

2004	$197,323
2005	63,380
2006	7,947
2007	7,947
2008	7,947
Thereafter	35,097

Total	$319,641

During 2004, the Partnership recognized a net loss of $3,938 due to a loss on the disposition of an equipment lease. During 2003, the Partnership recognized a net gain of $13,976 due to a gain on the disposition of an equipment lease.

6.    Notes Payable

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $7.6 million, and bears interest at a rate of 8.37% per annum. In September 2003, the partnership defeased approximately $1,979,000 of this notes payable with proceeds from the sale of the Red Robin property. The partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $3.7 million, and bears an interest rate of 8.5% per annum. At December 31, 2004, annual maturities on the notes in aggregate are as follows:

2005	$169,716
2006	184,555
2007	200,692
2008	218,239
2009	4,775,313

Total	$5,548,515

Debt issuance costs of $477,909 in aggregate were incurred in connection with the issuance of the notes and are being amortized to interest expense using the straight-line method over the ten-year term of the notes.

7.    Subsequent Event

Based upon the results of operations for the three-month period ended December 31, 2004, the Partnership declared distributions of $275,000 to its limited partners on January 18, 2005.

On February 15, 2005, the Partnership executed an Agreement of Sale (the “Agreement”) pursuant to which the Partnership has agreed to sell ten of the Partnership’s properties and certain real property leases related to such properties for an aggregate purchase price of $17,125,000. Under the Agreement, the purchase price may be adjusted if, among other things, less than all the properties set forth in the Agreement are sold due to the exercise by tenants of certain rights of first refusal contained in the property leases.

The closing of the transactions contemplated by the Agreement is contingent upon the satisfaction of certain customary conditions set forth more fully in the Agreement, including satisfactory completion of due diligence review. In addition, the closing is further contingent upon the contemporaneous closing of a separate agreement of sale between the purchaser and Captec Franchise Capital Partners, L.P. IV (“LP IV”), an affiliate of the Partnership, governing the sale of twelve properties owned by LP IV. The parties to the Agreement anticipate that the closing will occur during the second quarter of 2005.

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