Form 10QSB
period 2005-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2005-05-13
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Index to Form 10-QSB

Item No.		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, March 31, 2005 and December 31, 2004	3

	Statement of Discontinued Operations for the three months ended March 31, 2005 and 2004	4

	Statement of Changes in Partners’ Capital for the three months ended March 31, 2005	5

	Statement of Cash Flows for the three months ended March 31, 2005 and 2004	6

	Notes to Financial Statements	7–9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3.	Controls and Procedures	11

PART II	OTHER INFORMATION
	Other Information	12

SIGNATURES		13

CERTIFICATION Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002		14-15
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350

Captec Franchise Capital Partners L.P. III

Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$1,432,133	$1,556,320
Restricted cash	709,641	664,680
Assets Held for Sale:
Operating leases, net	12,987,161	12,987,161
Financing leases, net	238,825	267,429
Unbilled rent, net	978,580	955,171
Deferred financing costs, net	179,216	191,163
Accounts receivable	—	4,228
Due from related parties	151	151

Total assets	$16,525,707	$16,626,303

Liabilities and Partners’ Capital

Liabilities Held for Sale:
Notes payable	$5,507,410	$5,548,515
Accounts payable and accrued expenses	104,889	126,361
Security deposits held on leases	7,106	7,106

Total liabilities	5,619,405	5,681,982

Partners’ capital:
Limited partners’ capital accounts	10,878,863	10,919,279
General partner’s capital account	27,439	25,042

Total partners’ capital	10,906,302	10,944,321

Total liabilities and partners’ capital	$16,525,707	$16,626,303

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statement of Discontinued Operations
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Operating revenue:
Rental income	$413,414	$448,766
Finance income	4,164	8,597

Total operating revenue	417,578	457,363

Operating costs and expenses:
Interest expense	128,071	131,399
Depreciation	—	59,520
General and administrative	50,002	45,382

Total operating costs and expenses	178,073	236,301

Income from discontinued operations	239,505	221,062

Other income :
Gain on sale of equipment	—	1,914
Interest and other income	222	5,655

Total other income	222	7,569

Net income from discontinued operations	$239,727	$228,631

Net income from discontinued operations allocable to general partner	$2,397	$2,286

Net income from discontinued operations allocable to limited partners	$237,330	$226,345

Net income from discontinued operations per limited partnership unit	$12.09	$11.53

Weighted average number of limited partnership units outstanding	19,633	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Changes in Partners’ Capital
For the three months ended March 31, 2005
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2004	19,633	$10,919,279	$25,042	$10,944,321

Distributions — ($14.15 per weighted average limited partnership unit)	—	(277,746)	—	(277,746)

Net income from discontinued operations	—	237,330	2,397	239,727

Balance, March 31, 2005	19,633	$10,878,863	$27,439	$10,906,302

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III

Statements of Cash Flows
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net Income from discontinued operations	$239,727	$228,631
Adjustments to net income:
Depreciation	—	59,520
Amortization of debt issuance costs	11,947	11,947
Gain on sale of equipment	—	(1,914)
Increase in unbilled rent	(23,409)	(28,723)
Decrease (increase) in accounts receivable	4,228	(3,836)
Decrease in accounts payable and accrued expenses	(21,472)	(2,791)
Increase in restricted cash	(44,961)	(34,180)
Decrease in due from related parties	—	3,200

Net cash provided by operating activities	166,060	231,854

Cash flows from investing activities:
Net proceeds from sale of equipment	—	142,475
Principal payments on financing leases	28,604	42,577

Net cash provided by investing activities	28,604	185,052

Cash flows from financing activities:
Repayments of notes payable	(41,105)	(37,799)
Distributions to limited partners	(277,746)	(483,819)

Net cash used in financing activities	(318,851)	(521,618)

Net decrease in cash and cash equivalents	(124,187)	(104,712)

Cash and cash equivalents, beginning of period	1,556,320	537,442

Cash and cash equivalents, end of period	$1,432,133	$432,730

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At March 31, 2005, the Partnership had 19,633 Units issued and outstanding.

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

In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which activities included entering into an exclusive listing agreement with a third party, who will oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, all assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued, all liabilities are classified as Liabilities Held for Sale and the results of the operations in their entirety are classified as discontinued operations for all years presented, since the operations are directly related to the assets or liabilities held for sale. The assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement.

On February 15, 2005, the Partnership executed an Agreement of Sale (the “Agreement”) pursuant to which the Partnership has agreed to sell ten of the Partnership’s properties and certain real property leases related to such properties for an aggregate purchase price of $17,125,000. Under the Agreement, the purchase price may be adjusted if, among other things, less than all the properties set forth in the Agreement are sold due to the exercise by tenants of certain rights of first refusal contained in the property leases. On March 14, 2005, the Agreement was amended whereby one of the properties and certain real property leases related to such property were removed from the Agreement, and the Purchase Price was reduced to $15,375,000.

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

The balance sheet of the Partnership as of March 31, 2005, the statements of discontinued operations and cash flows for the periods ending March 31, 2005 and March 31, 2004 and the statement of changes in partners’ capital for the period ending March 31, 2005 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 30, 2005.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of March 31, 2005 is comprised of the following:

Land	$5,744,529
Building and improvements	8,979,998

14,724,527
Less accumulated depreciation	(1,737,366)

Total	$12,987,161

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2005 is comprised of the following:

Minimum lease payments to be received	$286,874
Less unearned income	(48,049)

Net investment in financing leases	$238,825

4.	NOTES PAYABLE:

In November 1998, the Partnership entered into a $6.2 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $7.6 million, and bears interest at a rate of 8.37% per annum. In September 2003, the Partnership defeased approximately $1,979,000 of this note payable with proceeds from the sale of a property. The Partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words, “intends,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, some of which are beyond the Partnership’s control, which could cause actual results to differ materially from those projected. Such risks and uncertainties include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be sold at the presently anticipated prices and times. Any statements contained in this report or any documents incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005

During the three months ended March 31, 2005, total operating revenue was approximately $418,000, compared to $457,000 for the three months ended March 31, 2004. Rental revenue from operating leases for the three months ended March 31, 2005 decreased 7.9% to approximately $413,000, compared to approximately $449,000 for the three months ended March 31, 2004, due to the sale of a Taco Bell property in December 2004. Earned income from financing leases for the three months ended March 31, 2005 decreased 51.6% to approximately $4,000, compared to approximately $9,000 for the three months ended March 31, 2004, as a result of the amortization of the principal balances on the financing leases.

Operating expenses were approximately $178,000 for the three months ended March 31, 2005, compared to approximately $236,000 for the three months ended March 31, 2004. No depreciation expense is recognized for the three months ended March 31, 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. Interest expense decreased by approximately $3,000 due to the repayment of notes payable. General and administrative expenses increased by approximately $5,000 due to increased professional fees.

Other income for the quarter ended March 31, 2005 is approximately $200 compared to approximately $8,000 for the prior period. Other income for the quarter ended March 31, 2004 is principally attributable to the sale of an equipment lease for net cash proceeds of approximately $142,000, and miscellaneous income from late charges of approximately $5,000.

As a result of the foregoing, the Partnership’s net income from discontinued operations increased 4.9% to approximately $240,000 for the three months ended March 31, 2005, compared to approximately $229,000 for the three months ended March 31, 2004.

The Partnership announced first quarter distributions of $240,000, of which $200,220 was distributed to its limited partners on April 15, 2005. The balance of $39,780 was distributed to limited partners who elected to receive distributions on a monthly basis on February 15, 2005 and March 15, 2005.

LIQUIDITY AND CAPITAL COMMITMENTS

The Partnership commenced the Offering of up to 20,000 Units, priced at $1,000 per Unit, on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995, and immediately commenced operations. The Offering was fully subscribed on August 12, 1996. Net proceeds after Offering expenses were $17.4 million.

In November 1998, the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March 1999. Proceeds from the notes were used to acquire additional properties and equipment. The notes have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates of 8.37% and 8.50% per annum, respectively. In September 2003, the Partnership defeased approximately $1,979,000 of these notes payable with proceeds from the sale of a property.

As of March 31, 2005, the Partnership had invested $14.7 million in 12 net leased real estate properties and $943,000 in 4 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is $239,000, after cumulative principal collections of $704,000. Inclusive of the above amount, the Partnership has received approximately $3.4 million of aggregate principal collections on its financing leases during the life of those investments. As of March 31, 2005, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

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

Effective November 8, 2004, the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party that will oversee the marketing and sale of the Partnership’s assets. Management believes the proceeds on sale will be adequate to pay off all liabilities and make one or more distributions to the partners.

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

By:	Captec Franchise Capital Partners L.P. III GP3 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach President

Date: May 13, 2005

Exhibit Index

Exhibit Number	Description
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002