Form 10QSB
period 2005-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2005-08-15
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     June 30, 2005
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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. III
Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Cash and cash equivalents	$11,017,601	$1,556,320
Restricted cash	—	664,680
Assets Held for Sale:
Operating leases, net	3,140,865	12,987,161
Financing leases, net	107,940	267,429
Unbilled rent, net	201,208	955,171
Deferred financing costs, net	—	191,163
Accounts receivable	—	4,228
Due from related parties	151	151

Total assets	$14,467,765	$16,626,303

Liabilities and Partners’ Capital

Liabilities:
Notes payable	$—	$5,548,515
Accounts payable and accrued expenses	70,349	126,361
Security deposits held on leases	—	7,106

Total liabilities	70,349	5,681,982

Partners’ capital:
Limited partners’ capital accounts	14,332,732	10,919,279
General partner’s capital account	64,684	25,042

Total partners’ capital	14,397,416	10,944,321

Total liabilities and partners’ capital	$14,467,765	$16,626,303

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Discontinued Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenue:
Rental income	$359,721	$448,780	$773,135	$897,546
Finance income	2,404	5,989	6,568	14,586

Total operating revenue	362,125	454,769	779,703	912,132

Operating costs and expenses:
Interest expense	104,053	130,592	232,123	261,991
Depreciation	—	59,519	—	119,039
General and administrative	60,275	45,027	110,277	90,409
Debt Retirement Costs	905,118	—	905,118	—

Total operating costs and expenses	1,069,446	235,138	1,247,518	471,439

Income (loss) from discontinued operations before other income	(707,321)	219,631	(467,815)	440,693
Other income (expense):
Loss on sale of equipment	(581)	(5,852)	(581)	(3,938)
Gain on sale of assets	4,431,118	—	4,431,118	—
Interest and other income	1,237	1,580	1,458	7,235

Total other income (expense)	4,431,774	(4,272)	4,431,995	3,297

Net Income from discontinued operations	$3,724,453	$215,359	$3,964,180	$443,990

Net income from discontinued operations allocable to general partner	$37,245	$2,154	$39,642	$4,440

Net income from discontinued operations allocable to limited partners	$3,687,208	$213,205	$3,924,538	$439,550

Net income from discontinued operations per limited partnership unit	$187.81	$10.86	$199.89	$22.39

Weighted average number of limited partnership units outstanding	19,633	19,633	19,633	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
For the six months ended June 30, 2005

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2004	19,633	$10,919,279	$25,042	$10,944,321

Distributions — ($26.03 per weighted average limited partnership unit)	—	(511,085)	—	(511,085)

Net income from discontinued operations	—	3,924,538	39,642	3,964,180

Balance, June 30, 2005	19,633	$14,332,732	$64,684	$14,397,416

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net Income from discontinued operations	$3,964,180	$443,990
Adjustments to net income:
Depreciation	—	119,039
Amortization of debt issuance costs	19,912	23,895
Loss on sale of equipment	581	3,938
Gain on sale of real estate	(4,431,118)	—
Loss on investments in financing leases	17,515	—
Increase in unbilled rent	(33,997)	(45,979)
Decrease in accounts receivable	4,228	18,168
Decrease in accounts payable and accrued expenses	(56,012)	(7,854)
Decrease (increase) in restricted cash	664,680	(80,481)
Decrease in due from related parties	—	3,200

Net cash provided by operating activities	149,969	477,916

Cash flows from investing activities:
Net proceeds from sale of real estate	15,229,519	149,315
Net proceeds from sale of equipment	75,501	—
Principal payments on financing leases	65,892	69,356

Net cash provided by investing activities	15,370,912	218,671

Cash flows from financing activities:
Repayments of notes payable	(5,548,515)	(76,400)
Repurchase of limited partnership units	—	—
Distributions to limited partners	(511,085)	(895,516)

Net cash used in financing activities	(6,059,600)	(971,916)

Net increase (decrease) in cash and cash equivalents	9,461,281	(275,329)

Cash and cash equivalents, beginning of year	1,556,320	537,442

Cash and cash equivalents, end of period	$11,017,601	$262,113

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

Captec Franchise Capital Partners L.P. III (the “Partnership”), a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” basis, primarily to operators of national and regional franchised businesses.

The initial general partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc. (“Captec Net Lease Realty”), an affiliate, acquired the general partnership interests of the Partnership. In December 2001, Captec Net Lease Realty merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP3 Asset Acquisition, LLC (“GP3 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. Effective January 15, 2002, the limited partners consented to the transfer of the general partnership interest. On September 11, 2003, the Partnership’s secured lender consented to the transfer of the general partnership interest to GP3 Asset Acquisition. Upon receipt of the secured lender’s consent, GP3 Asset Acquisition became the general partner of the Partnership.

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At June 30, 2005, the Partnership had 19,633 Units issued and outstanding.

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

Distributions per limited partnership Unit are calculated using the actual distributions disbursed during the period to the weighted average number of limited partnership Units during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, (iii) liquidating distributions are calculated using capital balances and (iv) the calculation ignores the timing of repurchases.

In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which included entering into an exclusive listing agreement with a third party, who will oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, all assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued, all liabilities are classified as Liabilities Held for Sale and the results of the operations in their entirety are classified as discontinued operations for all years presented, since the operations are directly related to the assets or liabilities held for sale. The assets of the Partnership will be sold and the net proceeds of such sale will be distributed to the partners after the repayment of all debt in accordance with the partnership agreement.

On February 15, 2005, the Partnership executed an Agreement of Sale (the “Agreement”) pursuant to which the Partnership agreed to sell ten of the Partnership’s properties and certain real property leases related to such properties for an aggregate purchase price of $17,125,000. On March 14, 2005, the Agreement was amended to remove one of the properties and the real property lease related to such property, and the Purchase Price was reduced to $15,375,000. On June 16, 2005, the Partnership consummated the sale of the remaining nine properties. Simultaneous with the closing of the sale, the Partnership repaid approximately $5,465,000 of its notes payable and paid related debt retirement costs of approximately $905,000. After setting aside reserves for outstanding liabilities and expenses of the ongoing liquidation, the Partnership made a special partial liquidating distribution on August 5, 2005 to the limited partners from the proceeds of this sale in the aggregate amount of approximately $9,850,000. In accordance with the Partnership agreement, this special distribution was allocated among partners in proportion to their capital accounts.

The balance sheet of the Partnership as of June 30, 2005, the statements of discontinued operations and cash flows for the periods ending June 30, 2005 and June 30, 2004 and the statement of changes in partners’ capital for the period ending June 30, 2005 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 30, 2005.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2005 is comprised of the following:

Land	$1,236,275
Building and improvements	2,352,625

3,588,900
Less accumulated depreciation	(448,035)

Total	$3,140,865

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2005 is comprised of the following:

Minimum lease payments to be received	$132,398
Less unearned income	(24,458)

Net investment in financing leases	$107,940

4.	NOTES PAYABLE:

In November 1998, the Partnership entered into a $6.2 million term note. The note had a ten-year term, was collateralized by certain properties subject to operating leases which had a carrying value of approximately $7.6 million, and bore interest at a rate of 8.37% per annum. In September 2003, the Partnership defeased approximately $1,979,000 of this note payable with proceeds from the sale of a property. The Partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance. Using the proceeds from the sale of nine properties on June 16, 2005, the Partnership defeased the remaining amounts payable under this note. The Partnership incurred approximately $539,000 of yield maintenance costs and $36,000 of professional fees in connection with the defeasance of this note.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note had a ten-year term, was collateralized by certain properties subject to operating leases which had a carrying value of approximately $3.7 million, and bore interest at a rate of 8.5% per annum. Using the proceeds from the sale of nine properties on June 16, 2005, the Partnership defeased the remaining amounts payable under this note. The Partnership incurred approximately $295,000 of yield maintenance costs and $36,000 of professional fees in connection with the defeasance of this note.

Debt issuance costs of $477,909 were incurred in connection with the issuance of the notes, and were amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method. In connection with the defeasance of the two notes on June 16, 2005, the remaining unamortized debt issuance costs were expensed.

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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005
During the three months ended June 30, 2005, total operating revenue was approximately $362,000, compared to $455,000 for the three months ended June 30, 2004. Rental revenue from operating leases for the three months ended June 30, 2005 decreased 19.8% to approximately $360,000, compared to approximately $449,000 for the three months ended June 30, 2004, due to the sale of one property in December 2004 and nine properties in June 2005. Earned income from financing leases for the three months ended June 30, 2005 decreased 59.9% to approximately $2,400, compared to approximately $6,000 for the three months ended June 30, 2004, as a result of the amortization of the principal balances on the financing leases.
Operating expenses from discontinued operations were approximately $1,069,000 for the three months ended June 30, 2005, compared to approximately $235,000 for the three months ended June 30, 2004. Interest expense decreased to approximately $104,000 for the three months ended June 30, 2005, compared to approximately $131,000 for the three months ended June 30, 2004 due to the decrease in debt resulting from the sale of one property in December 2004 and nine properties in June 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. Therefore, no depreciation expense is recognized for the three months ended June 30, 2005. General and administrative expenses increased by approximately $15,000 due to approximately $17,000 of losses in the investment value of equipment leases; there were no such losses for the three months ended June 30, 2004. For the three months ended June 30, 2005, there were approximately $905,000 in debt retirement costs associated with the disposition of the nine properties in June 2005. For the three months ended June 30, 2004, there were no debt retirement costs.
Other income from discontinued operations for the three months ended June 30, 2005 was approximately $4,432,000. One equipment lease was sold during the three months ended June 30, 2005 for net cash proceeds of approximately $76,000 resulting in a net loss of approximately $1,000. Nine properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $15,230,000, resulting in a gain of approximately $4,431,000. Other income for the three months ended June 30, 2005 includes interest and other income of approximately $1,000. Other expense from discontinued operations for the three months ended June 30, 2004 was approximately $4,000 due to the final settlement of a repossessed equipment package which yielded net proceeds of approximately $6,000.
As a result of the foregoing, the Partnership’s net income from discontinued operations increased to approximately $3,724,000 for the three months ended June 30, 2005, compared to approximately $215,000 for the three months ended June 30, 2004.
Six Months Ended June 30, 2005
During the six months ended June 30, 2005, total operating revenue was approximately $780,000, compared to $912,000 for the six months ended June 30, 2004. Rental revenue from operating leases for the six months ended June 30, 2005 decreased 13.9% to approximately $773,000, compared to approximately $898,000 for the six months ended June 30, 2004, due to the sale of one property in December 2004 and nine properties in June 2005. Earned income from financing leases for the six months ended June 30, 2005 decreased 55.0% to approximately $6,600, compared to approximately $14,600 for the six months ended June 30, 2004, as a result of the amortization of the principal balances on the financing leases.

Operating expenses from discontinued operations were approximately $1,248,000 for the six months ended June 30, 2005, compared to approximately $471,000 for the six months ended June 30, 2004. Interest expense decreased to approximately $232,000 for the six months ended June 30, 2005, compared to approximately $262,000 for the six months ended June 30, 2004 due to the decrease in debt resulting from the sale of one property in December 2004 and nine properties in June 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. Therefore, no depreciation expense is recognized for the six months ended June 30, 2005. General and administrative expenses increased by approximately $20,000 compared to the prior period due to approximately $17,000 of losses in the investment value of equipment leases; there were no such losses for the six months ended June 30, 2004. For the six months ended June 30, 2005, there were approximately $905,000 in debt retirement costs associated with the disposition of the nine properties in June 2005. For the six months ended June 30, 2004, there were no debt retirement costs.
Other income from discontinued operations for the six months ended June 30, 2005 was approximately $4,432,000. One equipment lease was sold during the six months ended June 30, 2005 for net cash proceeds of approximately $76,000 resulting in a net loss of approximately $1,000. Nine properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $15,230,000, resulting in a gain of approximately $4,431,000. Other income for the six months ended June 30, 2005 includes interest and other income of approximately $1,000. Other income from discontinued operations for the six months ended June 30, 2004 was approximately $3,000 due to the sale of an equipment lease for net cash proceeds of approximately $142,000 resulting in a gain of approximately $2,000 and miscellaneous income from late charges of approximately $5,000. These income amounts are partially offset by an expense of approximately $6,000 relating to the final settlement of a repossessed equipment package which yielded net proceeds of approximately $6,000.
As a result of the foregoing, the Partnership’s net income from discontinued operations increased to approximately $3,964,000 for the six months ended June 30, 2005, compared to approximately $444,000 for the six months ended June 30, 2004.
The Partnership announced second quarter distributions of $180,000, of which approximately $147,000 was distributed to its limited partners on July 15, 2005. The balance was distributed to limited partners who elected to receive distributions on a monthly basis on May 15, 2005 and June 15, 2005.
LIQUIDITY AND CAPITAL COMMITMENTS
The Partnership commenced the Offering of up to 20,000 Units, priced at $1,000 per Unit, on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995, and immediately commenced operations. The Offering was fully subscribed on August 12, 1996. Net proceeds after Offering expenses were $17.4 million.
In November 1998, the Partnership entered into a $6.2 million term note. The Partnership entered into an additional $2.0 million term note in March 1999. Proceeds from the notes were used to acquire additional properties and equipment. The notes had a 10-year term, were collateralized by certain properties subject to operating leases, and bore interest at rates of 8.37% and 8.50% per annum, respectively. In September 2003, the Partnership defeased approximately $1,979,000 of these notes payable with proceeds from the sale of a property. In June 2005, the Partnership defeased the remaining balances payable under each of these notes with proceeds from the sale of nine properties.
Debt issuance costs of $477,909 were incurred in connection with the issuance of the notes, and were amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method. In connection with the defeasance of the two notes on June 16, 2005, the remaining unamortized debt issuance costs were expensed.

As of June 30, 2005, the Partnership had invested $3.6 million in 3 net leased real estate properties and $497,000 in 3 performing equipment leases. The remaining net investment in the Partnership’s leased equipment is $108,000, after cumulative principal collections of $389,000. Inclusive of the above amount, the Partnership has received approximately $3.5 million of aggregate principal collections on its financing leases during the life of those investments. As of June 30, 2005, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.
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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS. None.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.	OTHER INFORMATION. None

ITEM 6.	EXHIBITS
The following exhibits are included herein or incorporated by reference:

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.2	Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended June 30, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	August 15, 2005

EXHIBIT INDEX

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.3	Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended June 30, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002