Form 10QSB
period 2005-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2005-11-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. III
Balance Sheets

	September 30	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$2,949,599	$1,556,320
Restricted cash	—	664,680
Assets Held for Sale:
Operating leases, net	1,970,377	12,987,161
Financing leases, net	48,258	267,429
Unbilled rent, net	124,870	955,171
Deferred financing costs, net	—	191,163
Accounts receivable	—	4,228
Due from related parties	151	151

Total assets	$5,093,255	$16,626,303

Liabilities and Partners’ Capital

Liabilities:
Notes payable	$—	$5,548,515
Accounts payable and accrued expenses	73,012	126,361
Security deposits held on leases	—	7,106

Total liabilities	73,012	5,681,982

Partners’ capital:
Limited partners’ capital accounts	4,989,815	10,919,279
General partner’s capital account	30,428	25,042

Total partners’ capital	5,020,243	10,944,321

Total liabilities and partners’ capital	$5,093,255	$16,626,303

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Discontinued Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenue:
Rental income	$91,599	$448,780	$864,734	$1,346,326
Finance income	1,259	5,393	7,827	19,979

Total operating revenue	92,858	454,173	872,561	1,366,305

Operating costs and expenses:
Interest expense	—	129,769	232,123	391,760
Depreciation	—	59,520	—	178,559
General and administrative	44,578	42,565	154,855	132,974
Debt Retirement Costs	—	—	905,118	—

Total operating costs and expenses	44,578	231,854	1,292,096	703,293

Income (loss) from discontinued operations before other income	48,280	222,319	(419,535)	663,012
Other income (expense):
Loss on sale of equipment	—	—	(581)	(3,938)
Gain on sale of assets	526,332	—	4,957,450	—
Interest and other income	52,095	171	53,553	7,406

Total other income (expense)	578,427	171	5,010,422	3,468

Net Income from discontinued operations	$626,707	$222,490	$4,590,887	$666,480

Net income from discontinued operations allocable to general partner	$1,004	$2,225	$5,386	$6,665

Net income from discontinued operations allocable to limited partners	$625,703	$220,265	$4,585,501	$659,815

Net income from discontinued operations per limited partnership unit	$31.87	$11.22	$233.56	$33.61

Weighted average number of limited partnership units outstanding	19,633	19,633	19,633	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
For the nine months ended September 30, 2005

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2004	19,633	$10,919,279	$25,042	$10,944,321

Distributions — ($535.58 per weighted average limited partnership unit)	—	(10,514,965)	—	(10,514,965)

Net income from discontinued operations	—	4,585,501	5,386	4,590,887

Balance, September 30, 2005	19,633	$4,989,815	$30,428	$5,020,243

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the nine months ended September 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net Income from discontinued operations	$4,590,887	$666,480
Adjustments to net income:
Depreciation	—	178,559
Amortization of debt issuance costs	19,912	35,843
Loss on sale of equipment	581	3,938
Gain on sale of real estate	(4,957,450)	—
Loss on investments in financing leases	17,515	—
Increase in unbilled rent	(24,791)	(60,908)
Decrease in accounts receivable	4,228	18,168
(Decrease) increase in accounts payable and accrued expenses	(53,349)	23,976
Decrease (increase) in restricted cash	664,680	(125,289)
Decrease in due from related parties	—	3,200

Net cash provided by operating activities	262,213	743,967

Cash flows from investing activities:
Net proceeds from sale of real estate	16,993,471	—
Net proceeds from sale of equipment	101,812	149,315
Principal payments on financing leases	99,263	96,730

Net cash provided by investing activities	17,194,546	246,045

Cash flows from financing activities:
Repayments of notes payable	(5,548,515)	(115,817)
Distributions to limited partners	(10,514,965)	(1,171,203)

Net cash used in financing activities	(16,063,480)	(1,287,020)

Net increase (decrease) in cash and cash equivalents	1,393,279	(297,008)

Cash and cash equivalents, beginning of year	1,556,320	537,442

Cash and cash equivalents, end of period	$2,949,599	$240,434

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
The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At September 30, 2005, the Partnership had 19,633 Units issued and outstanding.
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
On September 8, 2005, the Partnership consummated the sale of the Partnership’s property and the associated real property lease, located in Puyallup, Washington for a purchase price of $1,792,000. The Partnership received the entire amount of net proceeds from the sale, totaling approximately $1,764,000.
The balance sheet of the Partnership as of September 30, 2005, the statements of discontinued operations and cash flows for the periods ending September 30, 2005 and September 30, 2004 and the statement of changes in partners’ capital for the period ending September 30, 2005 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 30, 2005.

2. LAND AND BUILDING SUBJECT TO OPERATING LEASES:
The net investment in operating leases as of September 30, 2005 is comprised of the following:

Land	$721,665
Building and improvements	1,580,985

$2,302,650
Less accumulated depreciation	(332,273)

Total	$1,970,377

3. NET INVESTMENT IN FINANCING LEASES:
The net investment in financing leases as of September 30, 2005 is comprised of the following:

Minimum lease payments to be received	$68,872
Less unearned income	(20,614)

Net investment in financing leases	$48,258

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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2005
During the three months ended September 30, 2005, total operating revenue was approximately $92,900, compared to $454,200 for the three months ended September 30, 2004. Rental revenue from operating leases for the three months ended September 30, 2005 decreased 79.6% to approximately $91,600, compared to approximately $448,800 for the three months ended September 30, 2004, due to the sale of one property in December 2004, nine properties in June 2005, and one property in September 2005. Earned income from financing leases for the three months ended September 30, 2005 decreased 76.7% to approximately $1,300, compared to approximately $5,400 for the three months ended September 30, 2004, as a result of the amortization of the principal balances on the financing leases, and the prepayment of one financing lease in August 2005.
Operating expenses from discontinued operations were approximately $44,600 for the three months ended September 30, 2005, compared to approximately $231,900 for the three months ended September 30, 2004. The partnership did not incur any Interest Expense for the three months ended September 30, 2005, compared to approximately $129,800 for the three months ended September 30, 2004 due to the prepayment of all of the Partnership’s debt resulting from the sale of one property in December 2004 and nine properties in June 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. Therefore, no depreciation expense is recognized for the three months ended September 30, 2005. General and administrative expenses increased by approximately $2,000 due primarily to increases in professional fees.
Other income from discontinued operations for the three months ended September 30, 2005 was approximately $578,400. One equipment lease was sold for book value during the three months ended September 30, 2005 for net cash proceeds of approximately $26,300. One property was sold in September 2005 for net cash of approximately $1,764,000, resulting in a gain of approximately $526,300. Other income for the three months ended September 30, 2005 includes interest and other income of approximately $52,100, resulting primarily from interest income.
As a result of the foregoing, the Partnership’s net income from discontinued operations increased to approximately $626,700 for the three months ended September 30, 2005, compared to approximately $222,500 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005
During the nine months ended September 30, 2005, total operating revenue was approximately $872,500, compared to $1,366,300 for the nine months ended September 30, 2004. Rental revenue from operating leases for the nine months ended September 30, 2005 decreased 35.7% to approximately $864,700, compared to approximately $1,346,300 for the nine months ended September 30, 2004, due to the sale of one property in December 2004, nine properties in June 2005, and one property in September 2005. Earned income from financing leases for the nine months ended September 30, 2005 decreased 60.8% to approximately $7,800, compared to approximately $20,000 for the nine months ended September 30, 2004, as a result of the amortization of the principal balances on the financing leases, and the prepayment of one financing lease in September 2005.
Operating expenses from discontinued operations were approximately $1,292,100 for the nine months ended September 30, 2005, compared to approximately $703,300 for the nine months ended September 30, 2004. Interest expense decreased to approximately $232,100 for the nine months ended September 30, 2005, compared to approximately $391,800 for the nine months ended September 30, 2004 due to the prepayment of all of the Partnership’s debt resulting from the sale of one property in December 2004 and nine properties in June 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. Therefore, no depreciation expense is recognized for the nine months ended September 30, 2005. The Partnership’s G&A expense increased by approximately $22,000 due to increased professional fees associated with the ongoing liquidation of the Partnership’s assets and losses in the investment value of equipment leases; there were no such losses for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, there were approximately $905,100 in debt retirement costs associated with the disposition of the nine properties in June 2005. For the nine months ended September 30, 2004, there were no debt retirement costs.
Other income from discontinued operations for the nine months ended September 30, 2005 was approximately $5,010,400. Two equipment leases were sold during the nine months ended September 30, 2005 for net cash proceeds of approximately $102,000 resulting in a net loss of approximately $1,000. Nine properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $15,230,000, resulting in a gain of approximately $4,431,000. One property was sold in September 2005 for net cash of $1,764,000, resulting in a gain of approximately $526,000. Other income for the nine months ended September 30, 2005 includes interest and other income of approximately $53,600, resulting primarily from interest income. Other income from discontinued operations for the nine months ended September 30, 2004 was approximately $3,500 due to the sale of an equipment lease for net cash proceeds of approximately $142,000 resulting in a gain of approximately $2,000, which was offset by an expense of approximately $6,000 relating to the final settlement of a repossessed equipment package which yielded net proceeds of approximately $6,000. Interest and other income is composed primarily of interest and late charge income of approximately $7,400.
As a result of the foregoing, the Partnership’s net income from discontinued operations increased to approximately $4,590,900 for the nine months ended September 30, 2005, compared to approximately $666,500 for the nine months ended September 30, 2004.
The Partnership announced third quarter distributions of $80,000, of which approximately $73,000 was distributed to its limited partners on October 15, 2005. The balance was distributed to limited partners who elected to receive distributions on a monthly basis on August 15, 2005 and September 15, 2005. In addition, the Partnership announced a partial liquidating distribution of $9,850,000, which was distributed to its limited partners on August 5, 2005.

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
As of September 30, 2005, the Partnership had invested $2.3 million in 2 net leased real estate properties and $195,000 in 1 performing equipment lease. The remaining net investment in the Partnership’s leased equipment is $48,000, after principal collections of $47,000, and a principal loss of $100,000, resulting from the re-writing of this lease in 1991. Inclusive of the above amount, the Partnership has received approximately $3.5 million of aggregate principal collections on its financing leases during the life of those investments. As of September 30, 2005, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.
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

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	November 14, 2005

EXHIBIT INDEX

Number	Exhibit
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002