Form 10KSB
period 2005-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2006-03-29
CIK 921794

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes      ☑ No
State Issuer’s revenues for its most recent fiscal year: $937,423
At December 31, 2005, subscriptions for 20,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $20,000,000. At December 31, 2005, there were 19,633 Units issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.
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
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services
SIGNATURES
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350

PART I
Item 1. Description of Business.
     Captec Franchise Capital Partners L.P. III, a Delaware limited partnership, was formed on February 18, 1994 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” basis, primarily to operators of national and regional franchised businesses.
     The initial General Partners upon formation of the Partnership were Captec Franchise Capital Corporation III (the “Corporation”), a
wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc. (“Captec Net Lease Realty”), an affiliate, acquired the General Partnership interests of the Partnership. In December 2001, Captec Net Lease Realty merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP3 Asset Acquisition, LLC (“GP3 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. Effective January 15, 2002, the limited partners consented to the transfer of the General Partnership interest. On September 11, 2003, the Partnership’s secured lender consent to the transfer of the general partnership interest to GP3 Asset Acquisition. Upon receipt of the secured lender’s consent, the general partnership interest was immediately transferred to GP3 Asset Acquisition. Therefore, as of September 11, 2003, GP3 Asset Acquisition became the general partner of the Partnership.
     The Partnership commenced a public offering of up to 20,000 Units of limited partnership interest, priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering reached final funding in August 1996 having received subscriptions for the entire 20,000 Units. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At December 31, 2005, the Partnership had 19,633 Units issued and outstanding.
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
     Effective November 8, 2004, the limited partners consented to a plan of liquidation and dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt, in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party that will oversee the marketing and sale of the Partnership’s assets.
Item 2. Description of Properties.
     As of December 31, 2005, the Partnership had a portfolio of 2 properties located in 2 states, with a cost basis of $2.3 million. The Properties are leased to an operator of a restaurant concept and one retail operator. As of December 31, 2005, leases to Golden Restaurant Operations, Inc. and Hollywood Entertainment Corp. represented 51.2% and 48.8%, respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

     As of December 31, 2005, both of the properties owned by the Partnership are occupied, and the related leases are performing.
     The following is a summary description of the leased Property as of December 31, 2005.

				Original
				Asset Cost	Asset		Date of		Annual
	Concept	Date of	Date of	Including	State	Monthly	Next Rent		Rate of
Tenant/Lessee Name	Name	Commence	Expiration	Acquisition Fees	Location	Rent	Increase		Increase(1)	Sq. Ft.
PROPERTIES

Golden Restaurant Operations, Inc.	Boston Market	7/1/96	11/1/11	1,200,150	NJ	11,551	7/1/06		1.70%	3,294
Hollywood Entertainment Corp.	Hollywood Video	9/1/96	5/1/11	1,102,500	OK	11,025	9/1/06	(2)	—	7,500
Total				$2,303,650		$22,576

(1)	Rate of increase was calculated on a compounded annual basis.

(2)	Rent Increase equals the lesser of CPI or 12.0%.
Leases
     Real Estate Leases: All of the properties are subject to triple net leases pursuant to which the tenant is responsible for all expenses related to the cost of operating the Properties, including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2005, original base terms of the property leases were approximately 15 years, and the weighted average remaining base term of the property lease portfolio was 5.6 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. Both of the leases provide for increases in the monthly rents during the base term of the lease. One lease provides for rental increases based upon fixed, contractual rates of increase. One lease provides for rental increases based upon the lesser of a fixed percentage or changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every five years.
     On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million.
     Equipment Leases: All of the equipment leases were on the Partnership’s standard form of lease pursuant to which the lessee is responsible for all expenses related to the equipment, including taxes, insurance, maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2005, all of the equipment leases have been paid in full according to the terms of the lease or have been sold.
Summary of Investment Objectives and Policies
The Partnership was initially formed to acquire income-producing property and equipment to be leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises. Properties were selected for acquisition based on an examination and evaluation by the General Partner or an affiliate of the potential value of the site, the financial condition and business history of the proposed tenant or lessee, area demographics, prospective purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses were utilized in selecting equipment for inclusion in lease packages. The Partnership intended to acquire interests in real property, although other interests (including acquisitions of buildings subject to a long-term ground lease) could be acquired if deemed to be advantageous to the Partnership. In no event was property or equipment acquired unless a satisfactory lease commitment was obtained from a suitable tenant or lessee as further described below.
     In selecting specific properties, the General Partner generally required the following:
     (i) Base annual rent providing for a specified minimum return on the contract purchase price of the property; and
     (ii) An initial lease term between ten and twenty years.
     In selecting specific equipment, the General Partner typically required the following:

     (i) Leases providing for fixed rents structured to return 100% of the cost of the equipment plus yield a return equivalent to market interest rates over the lease term; and
     (ii) Terms of five to seven years with residual values of equipment at the end of such terms expected to be minimal.
     The determination of whether particular properties or equipment should be sold or otherwise disposed of was made after consideration of relevant factors, including performance or projected performance of the property or equipment and market conditions, with a view toward achieving the principal investment objectives of the Partnership.
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
     There is no public market for the Units and the Partnership does not expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2005, Units were held by 1,341 investors of record. In the last three years, the Partnership has not engaged in the sale of any Units. The Partnership declared cash distributions of approximately $12.7 million and approximately $1.4 million for the years ended December 31, 2005 and 2004 respectively. The Partnership made no Unit repurchases in the twelve months ended December 31, 2005.
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
Results of Operations
     For the year ended December 31, 2005, total operating revenue, consisting of rental revenue from operating leases, remained unchanged at approximately $132,000 compared to the year ended December 31, 2004.

     Operating expenses from continued operations increased 1.6% to approximately $247,000 for the year ended December 31, 2005 compared to approximately $243,000 for the year ended December 31, 2004.
     Other income from continued operations for 2005 was approximately $82,000 for the year ended December 31, 2005 compared to approximately $8,000 for the year ended December 31, 2004. The increase in other income is due primarily to increased interest income due to increased investments in commercial paper from the proceeds of asset sales.
     As a result of the foregoing, the Partnership’s net loss from continued operations for the year ended December 31, 2005 was approximately $33,000, compared to a net loss of approximately $103,000 for the year ended December 31, 2004.
     Income from discontinued operations, net decreased 39% to approximately $573,000 for the year ended December 31, 2005 compared to approximately $944,000 for the year ended December 31, 2004 due primarily to the sale of one operating lease in December 2004, nine operating leases in June 2005 and one operating lease in September 2005. Income from discontinued operations, net also decreased due to the disposition sale of two equipment financing leases in 2005, one equipment financing lease in 2004 and to the amortization of principal balances on equipment financing leases during 2005 and 2004.
     Loss on sale of equipment was approximately $18,000 for the year ended December 31, 2005 due to disposition of two equipment leases in 2005 for net cash proceeds of approximately $149,000, compared to a loss of $4,000 for the year ended December 31, 2004 due to the sale of one equipment lease for net cash proceeds of approximately $143,000 resulting in a gain of approximately $2,000, partially offset by an expense of approximately $6,000 relating to the final settlement on a repossessed equipment package which yielded net proceeds of approximately $6,000. Gain on sale of real estate was approximately $4.9 million for the year ended December 31, 2005. The Partnership sold nine properties in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $15.2 million, and a net gain of approximately $4.3 million. It also sold one property in September 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $1.8 million for a net gain of approximately $550,000. Gain on sale of real estate was approximately $83,000 for the year ended December 31, 2004 due to the sale of one property in December 2004 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $1.5 million. For the year ended December 31, 2005, there were approximately $905,000 of debt retirement costs associated with the disposition of nine properties in June 2005. For the year ended December 31, 2004, there were no debt retirement costs.
     As a result of the foregoing, the Partnership’s net income increased to approximately $4.5 million for the year ended December 31, 2005 compared to $920,000 for the year ended December 31, 2004.
     During the year ended December 31, 2005, the Partnership made distributions to Limited Partners totaling approximately $12.7 million compared with approximately $1.4 million for the preceding year.
Liquidity and Capital Resources
     The Partnership commenced the Offering of up to 20,000 Units, priced at $1,000 per Unit, on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995, and immediately commenced operations. The Offering was fully subscribed on August 12, 1996. Net proceeds after Offering expenses were $17.4 million.
     In November 1998, the Partnership entered into a $6.2 million term note. The note had a ten-year term, was collateralized by certain properties subject to operating leases which had a carrying value of approximately $7.6 million, and bore interest at a rate of 8.37% per annum. In September 2003, the Partnership defeased approximately $1,979,000 of this notes payable with proceeds from the sale of a property. The Partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance. In June 2005, the Partnership defeased the remaining amounts payable under this note using the proceeds from the sale of nine properties. The Partnership incurred approximately $539,000 of yield maintenance costs and $35,000 of professional fees in connection with the June 2005 defeasance of this note.
     In March 1999, the Partnership entered into an additional $2.0 million term note. The note had a ten-year term, was collateralized by certain properties subject to operating leases which had a carrying value of approximately $3.7 million, and bore interest at a rate of 8.5% per annum. In June 2005, the Partnership defeased the remaining amounts payable under this note using the proceeds from the sale of nine properties. The Partnership incurred approximately $295,000 of yield maintenance costs and $36,000 of professional fees in connection with the defeasance of this note

     The Partnership has no further obligations related to any of its notes payable.
     Debt issuance costs of $477,909 in the aggregate were incurred in connection with the issuance of the notes and were being amortized to interest expense using the straight-line method over the ten-year term of the notes. Upon the defeasance and prepayment of the notes payable in June 2005, the remaining unamortized debt issuance costs associated with the debt that was prepaid were expensed.
     As of December 31, 2005, the Partnership had invested $2.3 million in 2 net leased real estate properties. As of December 31, 2005, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.
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
Item 8B. Other Information.
     None.
PART III
Item 9. Directors and Executive Officers of the Registrant.
     The Partnership does not have directors, officers or employees and, to the best knowledge of the Partnership, as of December 31, 2005, no person beneficially owned more than 5.0% of the outstanding Units.
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
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters.
     The Partnership has no directors or officers and, to the best knowledge of the Partnership, as of December 31, 2005, no person beneficially owned more than 5.0% of the outstanding Units.
Item 12. Certain Relationships and Related Transactions.
     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4% of the aggregate purchase prices of properties and equipment, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2005 and 2004. Acquisition fees incurred in earlier years were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.
     The Partnership has also entered into an asset management agreement with the General Partner and its affiliates, pursuant to which the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. An asset management fee in an amount equal to 1% of the gross rental revenues derived from the properties and equipment, is charged to the Partnership in exchange for these services. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $10,697 and $18,698 were incurred during 2005 and 2004, respectively.
     The Partnership Agreement provides for the General Partner to receive real estate liquidation fees and equipment liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the Limited Partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate or equipment liquidation fees during 2005 and 2004.
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

Item 14. Principal Accountant Fees and Services.
     Audit Fees
     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-QSB or for services normally provided by the Partnership’s accountant in connection with statutory or regulatory filings were $55,000 and $51,000 for the years ended December 31, 2005 and 2004, respectively.
     Audit-Related Fees
     The aggregate fees billed to the Partnership for assurance and related services by the Partnership’s principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements were $0 for each of the years ended December 31, 2005 and 2004.
     Tax Fees
     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice and tax planning were $0 for each of the years ended December 31, 2005 and 2004.
     All Other Fees
     The aggregate fees billed to the Partnership for products and services provided by the Partnership’s principal accountant were $0 for each of the years ended December 31, 2005 and 2004.

SIGNATURES
     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III By: GP3 Asset Acquisition, LLC. Its Manager

By:	/s/ Patrick. L. Beach

Patrick L. Beach
President

Date:	March 29, 2006
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach

Patrick L. Beach
President
of GP3 Asset Acquisition, LLC.

Date:	March 29, 2006

Captec Franchise Capital Partners L.P. III
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
To the partners of Captec Franchise Capital Partners L.P. III
     We have audited the accompanying balance sheets of Captec Franchise Capital Partners L.P. III as of December 31, 2005 and 2004 and the related statements of operations, cash flows and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. III at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Toledo, Ohio
March 13, 2006

Captec Franchise Capital Partners L.P. III
Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets

Cash and cash equivalents	$935,510	$1,556,320
Restricted cash	—	664,680
Assets held for sale:
Operating leases, net	1,052,218	12,069,002
Financing leases, net	—	267,429
Unbilled rent, net	121,650	955,171
Investment in leases:
Operating leases, net	896,038	918,159
Deferred financing costs, net	—	191,163
Accounts receivable	—	4,228
Due from related parties	151	151

Total assets	$3,005,567	$16,626,303

Liabilities and Partners’ Capital

Liabilities:
Notes payable	$—	$5,548,515
Accounts payable and accrued expenses	57,626	89,158
Due to affiliates	145,371	37,203
Security deposits held on leases	—	7,106

Total liabilities	202,997	5,681,982

Partners’ capital:
Limited partners’ capital accounts	2,772,309	10,919,279
General partner’s capital account	30,261	25,042

Total partners’ capital	2,802,570	10,944,321

Total liabilities and partners’ capital	$3,005,567	$16,626,303

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Operations
For the years ended December 31, 2005 and 2004

	2005	2004
Operating revenue:
Rental income	$132,300	$132,300

Total operating revenue	132,300	132,300

Operating costs and expenses:
Depreciation	22,121	22,121
General and administrative	225,137	221,168

Total operating costs and expenses	247,258	243,289

Loss from continued operations before other income	(114,958)	(110,989)
Other income:
Interest and other income	81,906	7,593

Total other income	81,906	7,593

Loss from continued operations	(33,052)	(103,396)

Discontinued operations:
Net income from discontinued operations, net	573,000	943,690
Loss on sale of equipment	(18,096)	(3,938)
Gain on sale of real estate	4,900,241	83,424
Debt retirement costs	(905,118)	—

Income from discontinued operations	4,550,027	1,023,176

Net income	$4,516,975	$919,780

Net income allocable to general partner	$5,219	$9,198
Net income allocable to limited partners	$4,511,756	$910,582

Net loss from continued operations per limited partnership unit	$(1.67)	$(5.21)
Net income from discontinued operations per limited partnership unit	$231.47	$51.59

Net income per limited partnership unit	$229.80	$46.38

Weighted average number of limited partnership units outstanding	19,633	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
For the years ended December 31, 2005 and 2004

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, January 1, 2004	19,633	$11,453,527	$15,844	$11,469,371

Distributions — ($73.59 per weighted average limited partnership unit)	—	(1,444,830)	—	(1,444,830)

Net income	—	910,582	9,198	919,780

Balance, December 31, 2004	19,633	10,919,279	25,042	10,944,321

Distributions — ($644.77 per weighted average limited partnership unit)	—	(12,658,726)	—	(12,658,726)

Net income	—	4,511,756	5,219	4,516,975

Balance, December 31, 2005	19,633	$2,772,309	$30,261	$2,802,570

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net Income	$4,516,975	$919,780
Adjustments to net income:
Depreciation	22,121	236,947
Amortization of debt issuance costs	19,911	47,791
Loss on disposition of equipment financing leases	18,096	3,938
Gain on sale of real estate	(4,900,241)	(83,424)
Increase in unbilled rent	(21,570)	(49,718)
Decrease in accounts receivable	4,228	13,940
(Decrease) increase in accounts payable and accrued expenses	(31,532)	5,488
Decrease (increase) in restricted cash	664,680	(210,140)
Increase in due to related parties	108,168	—
Decrease in due from related parties	—	8,065

Net cash provided by operating activities	400,836	892,667

Cash flows from investing activities:
Net proceeds from sale of real estate	16,936,262	1,453,086
Net proceeds from sale of equipment	149,098	149,315
Principal payments on financing leases	100,235	124,710

Net cash provided by investing activities	17,185,595	1,727,111

Cash flows from financing activities:
Repayments of notes payable	(5,548,515)	(156,070)
Distributions to limited partners	(12,658,726)	(1,444,830)

Net cash used in financing activities	(18,207,241)	(1,600,900)

Net (decrease) increase in cash and cash equivalents	(620,810)	1,018,878

Cash and cash equivalents, beginning of year	1,556,320	537,442

Cash and cash equivalents, end of year	$935,510	$1,556,320

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
The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At December 31, 2005, the Partnership had 19,633 Units issued and outstanding.
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
Following is a summary of the Partnership’s significant accounting policies:
Basis of presentation
In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which include entering into an exclusive listing agreement with a third party, who oversees the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, as of December 31, 2004 all assets, excluding cash were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were previously classified as discontinued operations for all years presented, since the operations are directly related to the assets held for sale. Depreciation of real estate assets ceased at that time. One real property owned by the Partnership as of December 31, 2005 which was not disposed of within one year from the initial held for sale designation has been reclassified to investment in operating leases, and the respective results of operations have been presented within continuing operations for all periods presented in accordance with FAS 144. Also, in accordance with FAS 144, the partnership recognized $22,121 of depreciation expense for this asset for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since its cessation in December 2004 upon reclassification of this asset. One property remains classified as held for sale due to the sale of this property on January 3, 2006 (see “Subsequent Events”). The remaining asset of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all liabilities in accordance with the partnership agreement.
Cash and cash equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted cash
The Partnership was required to maintain a cash balance in an escrow account until specific requirements were satisfied related to a note payable.
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
As of December 31, 2005, leases to Golden Restaurant Operations, Inc. and Hollywood Entertainment Corp. represented 51.2% and 48.8%, respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position
Land and building subject to operating leases
Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). Depreciation ceases upon designation of depreciable property held for sale. The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss is indicated using undiscounted cash flows, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis. Gains or losses on sale of property are recognized upon closing of the transaction.
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
As of December 31, 2005, 100% of the properties owned by the Partnership are occupied and all are paying as agreed according to the terms of their leases. All of the above properties are being marketed for sale. Based on current offers and sales agreements for the properties, the General Partner does not have evidence at this time to believe impairment exists on any of the properties.
In the second quarter of 2005, the Partnership sold nine properties for net cash, prior to repayment of debt and related debt retirement costs, of approximately $15.2 million, resulting in a gain of approximately $4.3 million. There were approximately $905,000 of debt retirement costs associated with the disposition of these properties.
In the third quarter of 2005, the Partnership sold one property for net cash of approximately $1.8 million resulting in a gain of approximately $550,000. There were no debt retirement costs associated with the disposition of this property.
For year ended December 31, 2004, the Partnership sold a Taco Bell property for net cash proceeds of approximately $1.5 million, resulting in a gain of approximately $83,000.

All of the properties are subject to triple net leases pursuant to which tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2005, original base terms of the property leases were approximately 15 years, and the weighted average remaining base term of the property lease portfolio was 5.6 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. Both of the leases provide for increases in the monthly rents during the base term of the lease. One lease provides for rental increases based upon fixed, contractual rates of increase. One lease provides for rental increases based upon the lesser of a fixed percentage or changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every five years.
In accordance with the provisions of FAS 144, all assets held for sale are recorded at the lower of carrying value or fair market value less costs to sell. Additionally, depreciation has been ceased on these assets effective December 31, 2004.
Net investment in financing leases
Net investment in financing leases primarily represents equipment used in restaurant operations, which were leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Income recognition is suspended on financing leases that become delinquent for 90 or more days. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2004, the Partnership has provided an allowance of $0 for uncollectible amounts associated with its financing leases.
Net income per limited partnership interest
Net income per limited partnership interest is calculated using the weighted average number of limited partnership Units outstanding during the period and the limited partners’ allocable share of the net income.
Distributions per limited partnership Unit
Distributions per limited partnership Unit is calculated using the actual distributions disbursed during the period to the weighted average number of limited partnership Units during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, (iii) the calculation ignores the timing of repurchases, and (iv) liquidating distributions are determined based on the tax account balances of the partners per the agreement.
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

Cash flows of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, except that the General Partner’s share is subordinated to a 10% preferred return to the Limited Partners. Per the Partnership agreement, any amounts not paid to the General Partner due to the Limited Partners not obtaining the 10% preferred return are accrued for and payable to the General Partner from proceeds from the sale of properties. The amount accrued to the General Partner as of December 31, 2005 to be deducted from net sale proceeds is $77,172. Net sale or refinancing proceeds of the Partnership are allocated 90% to the limited partners and 10% to the General Partner, except that the General Partner’s share is subordinated to an 11% preferred return plus return of the original contributions to the limited partners. Distributions of cash flow from operations are paid quarterly in arrears.

3.	Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4% of the aggregate purchase prices of properties and equipment, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2005 and 2004. Acquisition fees incurred in earlier years are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the Limited Partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $10,697 and $18,698 were expensed as incurred during 2005 and 2004, respectively.

The Partnership Agreement provides for the General Partner to receive real estate liquidation fees and equipment liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate or equipment liquidation fees during 2005 and 2004.

Amounts due to affiliates at December 31, 2005 include $77,172 related to General Partner distributions to be deducted from net sale proceeds from the sale of assets, $47,900 for accrued management fees and approximately $20,000 of amounts due to the General Partner for reimbursements for third party expenses. Amounts due to affiliates at December 31, 2004 of $37,203 are accrued management fees. Accrued management fees are subordinated to receipt by the Limited Partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital.

4.	Land and Building Subject to Operating Leases

The net investment in operating leases, including Assets Held for Sale, as of December 31, 2005 and 2004 is comprised of the following:

	2005	2004
Land	$721,665	$5,744,529
Building and improvements	1,580,985	8,979,998

	2,302,650	14,724,527
Less accumulated depreciation	(354,394)	(1,737,366)

Total	$1,948,256	$12,987,161

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2005.

2006	$132,300
2007	132,300
2008	132,300
2009	132,300
2010	132,300
Thereafter	44,100

Total	$705,600

5.	Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2004 was comprised of the following:

2004
Minimum lease payments to be received	$319,641

Gross investment in financing leases	319,641
Less unearned income	(52,212)

Net investment in financing leases	$267,429

During 2005, the Partnership recognized a net loss of $18,096 due to dispositions of two financing leases. During 2004, the Partnership recognized a net loss of $3,938 due to a loss on the disposition of a financing lease.
6.	Notes Payable

In November 1998, the Partnership entered into a $6.2 million term note. The note had a ten-year term, was collateralized by certain properties subject to operating leases which had a carrying value of approximately $7.6 million, and bore interest at a rate of 8.37% per annum. In September 2003, the partnership defeased approximately $1,979,000 of this notes payable with proceeds from the sale of a property. The partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance. In June 2005, the Partnership defeased the remaining amounts payable under this note using the proceeds from the sale of nine properties. The Partnership incurred approximately $539,000 of yield maintenance costs and $35,000 of professional fees in connection with the June 2005 defeasance of this note.

In March 1999, the Partnership entered into an additional $2.0 million term note. The note had a ten-year term, was collateralized by certain properties subject to operating leases which had a carrying value of approximately $3.7 million, and bore interest at a rate of 8.5% per annum. In June 2005, the Partnership defeased the remaining amounts payable under this note using the proceeds from the sale of nine properties. The Partnership incurred approximately $295,000 of yield maintenance costs and $36,000 of professional fees in connection with the defeasance of this note

The Partnership has no further obligations related to any of its notes payable.

Debt issuance costs of $477,909 in aggregate were incurred in connection with the issuance of the notes and were being amortized to interest expense using the straight-line method over the ten-year term of the notes. Upon the defeasance and prepayment of the notes payable in June 2005, the remaining unamortized debt issuance costs associated with the debt that was prepaid were expensed.

7.	Income from Discontinued Operations, net

Income from discontinued operations, net for the years ended December 31, 2005 and 2004 consists of the following:

	2005	2004
Revenues	$805,123	$1,679,205
Interest expense	232,123	520,689
Depreciation	—	214,826

Income from discontinued operations, net	$573,000	$943,690

Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties in the year ended December 31, 2005.

8.	Subsequent Event

On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million.

Exhibit Index

Exhibit No.	Description

2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

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