Form 10QSB
period 2006-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2006-05-12
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                      March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.       Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III

Captec Franchise Capital Partners L.P. III
Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$2,393,322	$935,510
Assets Held for Sale:
Operating leases, net	—	1,052,218
Unbilled rent, net	—	121,650
Investment in leases:
Operating leases, net	890,508	896,038
Due from related parties	151	151

Total assets	$3,283,981	$3,005,567

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and accrued expenses	$57,864	$57,626
Due to Affiliates	6,936	145,371

Total liabilities	64,800	202,997

Partners’ capital:
Limited partners’ capital accounts	3,189,042	2,772,309
General partner’s capital account	30,139	30,261

Total partners’ capital	3,219,181	2,802,570

Total liabilities and partners’ capital	$3,283,981	$3,005,567

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Operations
For the three months ended March 31, 2006 and 2005
(unaudited)

	2006	2005
Operating revenue:
Rental income	$33,075	$33,075

Total operating revenue	33,075	33,075

Operating costs and expenses:
Depreciation	5,530	—
General and administrative	55,246	50,002

Total operating costs and expenses	60,776	50,002

Loss from continuing operations before other income	(27,701)	(16,927)

Other income:
Interest and other income	15,460	222

Total other income	15,460	222

Loss from continuing operations	(12,241)	(16,705)

Discontinued operations:
Net income from discontinued operations, net	—	256,432
Gain on sale of real estate	428,852	—

Income from discontinued operations	428,852	256,432

Net income	$416,611	$239,727

Net income (loss) allocable to general partner	$(122)	$2,397
Net income allocable to limited partners	$416,733	$237,330

Net loss from continuing operations per limited partnership unit	$(0.62)	$(0.84)
Net income from discontinued operations per limited partnership unit	$21.85	$12.93

Net income per limited partnership unit	$21.23	$12.09

Weighted average number of limited partnership units outstanding	19,633	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
For the three months ended March 31, 2006
(unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Account	Capital
Balance, December 31, 2005	19,633	$2,772,309	$30,261	$2,802,570

Net income	—	416,733	(122)	416,611

Balance, March 31, 2006	19,633	$3,189,042	$30,139	$3,219,181

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the three months ended March 31, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net Income	$416,611	$239,727
Adjustments to net income:
Depreciation	5,530	—
Amortization of debt issuance costs	—	11,947
Gain on sale of real estate	(428,852)	—
Decrease (increase) in unbilled rent	770	(23,409)
Decrease in accounts receivable	—	4,228
Increase (decrease) in accounts payable and accrued expenses	238	(21,472)
Increase in restricted cash	—	(44,961)
Decrease in due to related parties	(138,435)	—

Net cash (used in) provided by operating activities	(144,138)	166,060

Cash flows from investing activities:
Net proceeds from sale of real estate	1,601,950	—
Principal payments on financing leases	—	28,604

Net cash provided by investing activities	1,601,950	28,604

Cash flows from financing activities:
Repayments of notes payable	—	(41,105)
Distributions to limited partners	—	(277,746)

Net cash used in financing activities	—	(318,851)

Net increase (decrease) in cash and cash equivalents	1,457,812	(124,187)

Cash and cash equivalents, beginning of period	935,510	1,556,320

Cash and cash equivalents, end of period	$2,393,322	$1,432,133

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At March 31, 2006, the Partnership had 19,633 Units issued and outstanding.

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

Distributions per limited partnership Unit is calculated using the actual distributions disbursed during the period to the weighted average number of limited partnership Units during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, (iii) the calculation ignores the timing of repurchases, and (iv) liquidating distributions are determined based on the tax account balances of the partners per the Partnership agreement.

In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which activities included entering into an exclusive listing agreement with a third party, who will oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, as of December 31, 2004 all assets, excluding cash were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were previously classified as discontinued operations for all years presented, since the operations are directly related to the assets held for sale. Depreciation of real estate assets ceased at that time. One real property owned by the Partnership as of March 31, 2006 and December 31, 2005 which was not disposed of within one year from the initial held for sale designation has been reclassified to investment in operating leases, and the respective results of operations have been presented within continuing operations for all periods presented in accordance with FAS 144. Also, in accordance with FAS 144, the partnership recognized depreciation expense of $5,530 in the quarter ended March 31, 2006 and $22,121 for this asset for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since its cessation in December 2004 upon reclassification of this asset. One property remained classified as held for sale at December 31, 2005 due to the sale of this property on January 3, 2006. The remaining asset of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all liabilities in accordance with the partnership agreement.

On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million. There were no debt retirement costs associated with the disposition of this property.

The balance sheet of the Partnership as of March 31, 2006, the statements of operations and cash flows for the periods ending March 31, 2006 and March 31, 2005 and the statement of changes in partners’ capital for the period ending March 31, 2006 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 29, 2006.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases, including Assets Held for Sale, as of March 31, 2006 and December 31, 2005 is comprised of the following:

	March 31, 2006	December 31, 2005
Land	$217,665	$721,665
Building and improvements	884,835	1,580,985

	1,102,500	2,302,650

Less accumulated depreciation	(211,992)	(354,394)

Total	$890,508	$1,948,256

3.	NOTES PAYABLE:

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006

During the three months ended March 31, 2006, total operating revenue, consisting of rental revenues from one operating lease was approximately $33,000, unchanged compared to the three months ended March 31, 2005.

Operating expenses were approximately $61,000 for the three months ended March 31, 2006, compared to approximately $50,000 for the three months ended March 31, 2005. In accordance with FAS 144, the Partnership recognized $5,530 and $0 of depreciation expense in the quarters ended March 31, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $22,121 of depreciation expense for investment in operating leases in the fourth quarter of 2005 to cumulatively catch-up depreciation on this asset, when the asset was reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004, with the expectation of disposal of all assets within one year. General and administrative expenses increased by approximately $5,000 due to increased professional fees.

Other income for the quarter ended March 31, 2006 increased to approximately $15,500 compared to $200 for the quarter ended March 31, 2005 due to interest income earned on cash proceeds from the sale of assets.

Income from discontinued operations, net for the quarter ended March 31, 2005 consisted of the following:

Revenues	$384,503
Interest expense	128,071

Income from discontinued operations, net	$256,432

Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005. There is no income from discontinued operations for the quarter ended March 31, 2006 as all assets classified as Assets Held for Sale have been disposed by January 3, 2006.

On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million, resulting in a gain on the sale of real estate of approximately $429,000. There were no debt retirement costs associated with the disposition of this property. There were no sales of properties during the quarter ended March 31, 2005.

As a result of the foregoing, the Partnership’s net income increased to approximately $417,000 for the three months ended March 31, 2006, compared to approximately $240,000 for the three months ended March 31, 2005.

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

As of March 31, 2006, the Partnership had invested $1.1 million in 1 net leased real estate property. As of March 31, 2006, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.

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

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach
Patrick L. Beach
President

Date:	May 12, 2006

EXHIBIT INDEX

Number	Exhibit

2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002