Form 10QSB
period 2006-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2006-08-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. III
Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$502,816	$935,510
Assets Held for Sale:
Operating leases, net	—	1,052,218
Unbilled rent, net	—	121,650
Investment in leases:
Operating leases, net	850,000	896,038
Due from related parties	151	151

Total assets	$1,352,967	$3,005,567

Liabilities and Partners’ Capital

Liabilities:
Accounts payable and accrued expenses	$57,119	$57,626
Due to Affiliates	3,369	145,371

Total liabilities	60,488	202,997

Partners’ capital:
Limited partners’ capital accounts	1,262,807	2,772,309
General partner’s capital account	29,672	30,261

Total partners’ capital	1,292,479	2,802,570

Total liabilities and partners’ capital	$1,352,967	$3,005,567

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Operations
(Unaudited)

	Three Months		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenue:
Rental income	$33,075	$33,075	$66,150	$66,150

Total operating revenue	33,075	33,075	66,150	66,150

Operating costs and expenses:
Depreciation	5,530	—	11,060	—
Provision for impaired operating lease	34,978	—	34,978	—
General and administrative	58,104	60,275	113,350	110,277

Total operating costs and expenses	98,612	60,275	159,388	110,277

Loss from continued operations before other income	(65,537)	(27,200)	(93,238)	(44,127)
Other income:
Interest and other income	18,835	1,237	34,295	1,458

Total other income	18,835	1,237	34,295	1,458

Loss from continued operations	(46,702)	(25,963)	(58,943)	(42,669)

Discontinued operations:
Net income from discontinued operations, net	—	224,997	—	481,430
Loss on sale of equipment	—	(581)	—	(581)
Gain on sale of real estate	—	4,431,118	428,852	4,431,118
Debt retirement costs	—	(905,118)	—	(905,118)

Income from discontinued operations	—	3,750,416	428,852	4,006,849

Net (loss) income	$(46,702)	$3,724,453	$369,909	$3,964,180

Net (loss) income allocable to general partner	$(467)	$37,245	$(589)	$39,642
Net (loss) income allocable to limited partners	$(46,235)	$3,687,208	$370,498	$3,924,538

Net loss from continued operations per limited partnership unit	$(2.35)	$(1.31)	$(2.97)	$(2.15)
Net income from discontinued operations per limited partnership unit	$—	$189.12	$21.84	$202.04

Net (loss) income per limited partnership unit	$(2.35)	$187.81	$18.87	$199.89

Weighted average number of limited partnership units outstanding	19,633	19,633	19,633	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
 For the six months ended June 30, 2006
(unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2005	19,633	$2,772,309	$30,261	$2,802,570

Distributions	—	(1,880,000)	—	(1,880,000)

Net income (loss)	—	370,498	(589)	369,909

Balance, June 30, 2006	19,633	$1,262,807	$29,672	$1,292,479

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
 For the six months ended June 30,
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$369,909	$3,964,180
Adjustments to net income:
Depreciation	11,060	—
Amortization of debt issuance costs	—	19,912
Loss on sale of equipment	—	581
Provision for impaired operating lease	34,978	—
Gain on sale of real estate	(428,852)	(4,431,118)
Loss on investments in financing leases	—	17,515
Decrease (increase) in unbilled rent	770	(33,997)
Decrease in accounts receivable	—	4,228
Decrease in accounts payable and accrued expenses	(507)	(56,012)
Decrease in restricted cash	—	664,680
Decrease in due to related parties	(142,002)	—

Net cash (used in) provided by operating activities	(154,644)	149,969

Cash flows from investing activities:
Net proceeds from sale of real estate	1,601,950	15,229,519
Net proceeds from sale of equipment	—	75,501
Principal payments on financing leases	—	65,892

Net cash provided by investing activities	1,601,950	15,370,912

Cash flows from financing activities:
Repayments of notes payable	—	(5,548,515)
Distributions to limited partners	(1,880,000)	(511,085)

Net cash used in financing activities	(1,880,000)	(6,059,600)

Net increase (decrease) in cash and cash equivalents	(432,694)	9,461,281

Cash and cash equivalents, beginning of period	935,510	1,556,320

Cash and cash equivalents, end of period	$502,816	$11,017,601

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:
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
The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At June 30, 2006, the Partnership had 19,633 Units issued and outstanding.
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
In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which activities included entering into an exclusive listing agreement with a third party to oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. This agreement has been terminated and the Partnership is negotiating with local real estate brokers to oversee the sale of the remaining asset. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, as of December 31, 2004 all assets, excluding cash were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were previously classified as discontinued operations for all years presented, since the operations are directly related to the assets held for sale. Depreciation of real estate assets ceased at that time. One real property owned by the Partnership as of June 30, 2006 and December 31, 2005 which was not disposed of within one year from the initial held for sale designation has been reclassified to investment in operating leases, and the respective results of operations have been presented within continuing operations for all periods presented in accordance with FAS 144. Also, in accordance with FAS 144, the partnership recognized depreciation expense of $22,121 for this asset for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since its cessation in December 2004 upon reclassification of this asset. The remaining asset of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all liabilities in accordance with the partnership agreement.
On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million. There were no debt retirement costs associated with the disposition of this property.
The balance sheet of the Partnership as of June 30, 2006, the statements of operations and cash flows for the periods ending June 30, 2006 and 2005 and the statement of changes in partners’ capital for the period ending June 30, 2006 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 29, 2006.
2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:
The net investment in operating leases, including Assets Held for Sale, as of June 30, 2006 and December 31, 2005 is comprised of the following:

	June 30, 2006	December 31, 2005
Land	$217,665	$721,665
Building and improvements	849,857	1,580,985

	1,067,522	2,302,650
Less accumulated depreciation	(217,522)	(354,394)

Total	$850,000	$1,948,256

As of June 30, 2006, the Partnership’s remaining real asset is the real estate property located in Enid, Oklahoma and the related lease to Hollywood Video. An indicator of impairment exists as the Partnership intends to sell the asset before the end of its estimated useful life. Additionally, the estimated undiscounted future cash flows are less than the current carrying value. As such, in order to facilitate the sale of this property and conclude the liquidation and dissolution of the Partnership, the general partner obtained a third party appraisal of this property. The appraisal value as of July 9, 2006 was estimated to be $850,000. Based on this appraisal, the Partnership has reduced the fair value of the property by $34,978 as of June 30, 2006.
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
4.	DISCONTINUED OPERATIONS:
Income from discontinued operations, net for the three and six months ended June 30, 2005 consisted of the following:

	Three months	Six months
	Ended 6/30/05	Ended 6/30/05
Revenues	$329,049	$713,553
Interest expense	104,052	232,123

Income from discontinued operations, net	$224,997	$481,430

There was no income from discontinued operations, net for the six months ended June 30, 2006 as all assets classified as Assets Held for Sale have been disposed by January 3, 2006. Revenues from discontinued operations for the three and six months ended June 30, 2005 were attributable to rental income and financing income from nine operating leases sold in June 2005, one operating lease sold in September 2005, one operating lease sold on January 3, 2006 and the disposition of two equipment financing leases in 2005.
Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005.

On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million, resulting in a gain on the sale of real estate of approximately $429,000. There were no debt retirement costs associated with the disposition of this property. One equipment lease was sold during the six months ended June 30, 2005 for net cash proceeds of approximately $76,000 resulting in a net loss of approximately $1,000. Nine properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $15,230,000, resulting in a gain of approximately $4,431,000. For the six months ended June 30, 2005, there were approximately $905,000 of debt retirement costs associated with the disposition of the nine properties in June 2005.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2006
During the three months ended June 30, 2006, total operating revenue, consisting of rental revenues from one operating lease was approximately $33,000, unchanged compared to the three months ended June 30, 2005.
Operating expenses were approximately $99,000 for the three months ended June 30, 2006, compared to approximately $60,000 for the three months ended June 30, 2005. Increase is primarily due to a provision for impaired operating lease charge of approximately $35,000 recorded in the quarter ended June 30, 2006. In addition, the Partnership recognized $5,530 and $0 of depreciation expense in the quarters ended June 30, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $22,121 of depreciation expense for investment in operating leases in the fourth quarter of 2005 to cumulatively catch-up depreciation on this asset, when the asset was reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004, with the expectation of disposal of all assets within one year.
Other income for the quarter ended June 30, 2006 increased to approximately $18,800 for the quarter ended June 30, 2006 compared to $1,200 for the quarter ended June 30, 2005 due to interest income earned on cash proceeds from the sale of assets.
Income from discontinued operations, net for the quarter ended June 30, 2005 consisted of the following:

Revenues	$329,049
Interest expense	104,052

Income from discontinued operations, net	$224,997

There was no income from discontinued operations, net for the quarter ended June 30, 2006 as all assets classified as Assets Held for Sale have been disposed by January 3, 2006. The Partnership sold nine operating leases in June 2005, one operating lease in September 2005 and one operating lease on January 3, 2006. Income from discontinued operations, net also decreased due to the disposition sale of two equipment financing leases in 2005 and to the amortization of principal balances on equipment financing leases during 2005.
Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005.
One equipment lease was sold during the three months ended June 30, 2005 for net cash proceeds of approximately $76,000 resulting in a net loss of approximately $1,000. Nine properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $15,230,000, resulting in a gain of approximately $4,431,000. For the three months ended June 30, 2005, there were approximately $905,000 of debt retirement costs associated with the disposition of the nine properties in June 2005. There were no real estate properties sold during the three months ended June 30, 2006.
As a result of the foregoing, the Partnership’s net loss was approximately $47,000 for the three months ended June 30, 2006, compared to net income of approximately $3.7 million for the three months ended June 30, 2005.
Six months ended June 30, 2006

During the six months ended June 30, 2006, total operating revenue, consisting of rental revenues from one operating lease was approximately $66,000, unchanged compared to the six months ended June 30, 2005.
Operating expenses were approximately $159,000 for the six months ended June 30, 2006, compared to approximately $110,000 for the six months ended June 30, 2005. The increase is primarily due to an approximate $35,000 provision for impaired operating lease charge recorded in the quarter ended June 30, 2006. In addition, the Partnership recognized approximately $11,000 and $0 of depreciation expense for the six months ended June 30, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $22,121 of depreciation expense for investment in operating leases in the fourth quarter of 2005 to cumulatively catch-up depreciation on this asset, when the asset was reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004, with the expectation of disposal of all assets within one year.
Other income for the six months ended June 30, 2006 increased to approximately $34,300 for the six months ended June 30, 2006 compared to $1,500 for the six months ended June 30, 2005 due to interest income earned on cash proceeds from the sale of assets.
Income from discontinued operations, net for the six months ended June 30, 2005 consisted of the following:

Revenues	$713,553
Interest expense	232,123

Income from discontinued operations, net	$481,430

There was no income from discontinued operations, net for the six months ended June 30, 2006 as all assets classified as Assets Held for Sale have been disposed by January 3, 2006. The Partnership sold nine operating leases in June 2005, one operating lease in September 2005 and one operating lease on January 3, 2006. Income from discontinued operations, net also decreased due to the disposition sale of two equipment financing leases in 2005 and to the amortization of principal balances on equipment financing leases during 2005.
Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005.
On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million, resulting in a gain on the sale of real estate of approximately $429,000. There were no debt retirement costs associated with the disposition of this property. One equipment lease was sold during the six months ended June 30, 2005 for net cash proceeds of approximately $76,000 resulting in a net loss of approximately $1,000. Nine properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $15,230,000, resulting in a gain of approximately $4,431,000. For the six months ended June 30, 2005, there were approximately $905,000 of debt retirement costs associated with the disposition of the nine properties in June 2005.
As a result of the foregoing, the Partnership’s net income was approximately $370,000 for the six months ended June 30, 2006, compared to net income of approximately $4.0 million for the six months ended June 30, 2005.
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
As of June 30, 2006, the Partnership had invested $1.1 million in one net leased real estate property. As of June 30, 2006, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.
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
The Partnership expects that only limited amounts of liquid assets will be required for its existing property since the property lease requires the tenant to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partner expects that the cash flow to be generated by the Partnership’s property will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to the limited partners.
Effective November 8, 2004, the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and had entered into an exclusive listing agreement with a third party to oversee the marketing and sale of the Partnership’s assets. This agreement has been terminated and the Partnership is negotiating with local real estate brokers to oversee the sale of the remaining asset. Management believes the proceeds on sale will be adequate to pay off all liabilities and make one or more distributions to the partners.
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

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	August 11, 2006

EXHIBIT INDEX

Number	Exhibit

2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002