Form 10QSB
period 2006-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2006-11-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. III
Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$521,706	$935,510
Assets Held for Sale:
Operating leases, net	844,469	1,948,256
Unbilled rent, net	—	121,650
Due from related parties	151	151

Total assets	$1,366,326	$3,005,567

Liabilities and Partners’ Capital

Liabilities:
Accounts payable and accrued expenses	$70,373	$57,626
Due to Affiliates	2,890	145,371

Total liabilities	73,263	202,997

Partners’ capital:
Limited partners’ capital accounts	1,263,385	2,772,309
General partner’s capital account	29,678	30,261

Total partners’ capital	1,293,063	2,802,570

Total liabilities and partners’ capital	$1,366,326	$3,005,567

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Discontinued Operations
(Unaudited)

	Three months		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenue:
Rental income	$33,075	$91,599	$99,225	$864,734
Finance income	—	1,259	—	7,827

Total operating revenue	33,075	92,858	99,225	872,561

Operating costs and expenses:
Interest expense	—	—	—	232,123
Depreciation	5,531	—	16,591	—
Provision for impaired operating lease	—	—	34,978	—
General and administrative	33,584	44,578	146,934	154,855

Total operating costs and expenses	39,115	44,578	198,503	386,978

Income (loss) from discontinued operations before other income	(6,040)	48,280	(99,278)	485,583
Other income (expense):
Loss on sale of equipment	—	—	—	(581)
Debt Retirement costs	—	—	—	(905,118)
Gain on sale of assets	—	526,332	428,852	4,957,450
Interest and other income	6,694	52,095	40,989	53,553

Total other income	6,694	578,427	469,841	4,105,304

Net income from discontinued operations	$654	$626,707	$370,563	$4,590,887

Net income (loss) from discontinued operations allocable to general partner	$7	$1,004	$(583)	$5,386

Net income from discontinued operations allocable to limited partners	$647	$625,703	$371,146	$4,585,501

Net income from discontinued operations per limited partnership unit	$0.03	$31.87	$18.90	$233.56

Weighted average number of limited partnership units outstanding	19,633	19,633	19,633	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital
For the nine months ended September 30, 2006
(unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2005	19,633	$2,772,309	$30,261	$2,802,570

Distributions — ($95.76 per weighted average limited partnership unit)	—	(1,880,070)	—	(1,880,070)

Net income (loss) from discontinued operations	—	371,146	(583)	370,563

Balance, September 30, 2006	19,633	$1,263,385	$29,678	$1,293,063

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the nine months ended September 30,
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income from discontinued operations	$370,563	$4,590,887
Adjustments to net income:
Depreciation	16,591	—
Amortization of debt issuance costs	—	19,912
Loss on sale of equipment	—	581
Provision for impaired operating lease	34,978	—
Gain on sale of real estate	(428,852)	(4,957,450)
Loss on investments in financing leases	—	17,515
Decrease (increase) in unbilled rent	770	(24,791)
Decrease in accounts receivable	—	4,228
Increase (decrease) in accounts payable and accrued expenses	12,747	(53,349)
Decrease in restricted cash	—	664,680
Decrease in due to related parties	(142,481)	—

Net cash (used in) provided by operating activities	(135,684)	262,213

Cash flows from investing activities:
Net proceeds from sale of real estate	1,601,950	16,993,471
Net proceeds from sale of equipment	—	101,812
Principal payments on financing leases	—	99,263

Net cash provided by investing activities	1,601,950	17,194,546

Cash flows from financing activities:
Repayments of notes payable	—	(5,548,515)
Distributions to limited partners	(1,880,070)	(10,514,965)

Net cash used in financing activities	(1,880,070)	(16,063,480)

Net (decrease) increase in cash and cash equivalents	(413,804)	1,393,279

Cash and cash equivalents, beginning of period	935,510	1,556,320

Cash and cash equivalents, end of period	$521,706	$2,949,599

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:
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
The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At September 30, 2006, the Partnership had 19,633 Units issued and outstanding.
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
In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which activities included entering into an exclusive listing agreement with a third party to oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, as of December 31, 2004 all assets, excluding cash were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were previously classified as discontinued operations for all years presented, since the operations are directly related to the assets held for sale. Depreciation of real estate assets ceased at that time. The real property in Enid, Oklahoma owned by the Partnership as of December 31, 2005 which was not disposed of within one year from the initial held for sale designation had previously been reclassified to investment in operating leases, and the respective results of operations had been presented within continuing operations for all periods presented in accordance with FAS 144. Also, in accordance with FAS 144, the partnership recognized depreciation expense of $22,121 for this asset for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since its cessation in December 2004 upon reclassification of this asset. On November 6, 2006, the Partnership sold this property and the related lease for a purchase price of approximately $1.08 million. There were no debt retirement costs associated with the disposition of this property. In accordance with FAS 144, this property has been reclassified to Assets Held for Sale as of September 30, 2006 and December 31, 2005. It is anticipated that the Partnership will make its final liquidating distribution to the limited partners by December 31, 2006.
On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million. There were no debt retirement costs associated with the disposition of this property.
The balance sheet of the Partnership as of September 30, 2006, the statements of discontinued operations and cash flows for the periods ending September 30, 2006 and 2005 and the statement of changes in partners’ capital for the period ending September 30, 2006 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 29, 2006.
2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:
The net investment in operating leases, including Assets Held for Sale, as of September 30, 2006 and December 31, 2005 is comprised of the following:

	September 30, 2006	December 31, 2005
Land	$217,665	$721,665
Building and improvements	849,857	1,580,985

	1,067,522	2,302,650
Less accumulated depreciation	(223,053)	(354,394)

Total	$844,469	$1,948,256

As of September 30, 2006, the Partnership’s remaining real asset is the real estate property located in Enid, Oklahoma and the related lease to Hollywood Video. An indicator of impairment existed in the quarter ended June 30, 2006 as the Partnership intended to sell the asset before the end of its estimated useful life. Additionally, the estimated undiscounted future cash flows were less than the carrying value. As such, in order to facilitate the sale of this property and conclude the liquidation and dissolution of the Partnership, the general partner obtained a third party appraisal of this property. The appraisal value as of July 9, 2006 was estimated to be $850,000. Based on this appraisal, the Partnership reduced the fair value of the property by $34,978 as of June 30, 2006. On November 6, 2006, the Partnership sold this property and the related lease for a purchase price of approximately $1.08 million.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006
During the three months ended September 30, 2006, total operating revenue was approximately $33,000 compared to approximately $93,000 for the three months ended September 30, 2005. Rental revenue from operating leases for the three months ended September 30, 2006 decreased to approximately $33,000 compared to approximately $92,000 for the three months ended September 30, 2005, due to the sale of one property in September 2005 and one property in January 2006. There was no earned income from financing leases for the three months ended September 30, 2006 compared to approximately $1,300 for the three months ended September 30, 2005, as a result of the amortization of the principal balances on the financing leases, and the prepayment of one financing lease in August 2005.
Operating expenses were approximately $39,000 for the three months ended September 30, 2006, compared to approximately $45,000 for the three months ended September 30, 2005. The Partnership recognized $5,530 and $0 of depreciation expense in the quarters ended September 30, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $22,121 of depreciation expense for the investment in the Enid, Oklahoma operating lease in the fourth quarter of 2005 to cumulatively catch-up depreciation on this asset that was reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004, with the expectation of disposal of all assets within one year. This property was reclassified back to held for sale on September 30, 2006 due to the subsequent sale of this property on November 6, 2006.
Other income for the quarter ended September 30, 2006 decreased to approximately $7,000 compared to approximately $578,000 for the quarter ended September 30, 2005. One property was sold in September 2005 for net cash of approximately $1,764,000, resulting in a gain of approximately $526,000. There were no real estate properties sold during the three months ended September 30, 2006. One equipment lease was sold for book value during the three months ended September 30, 2005 for net cash proceeds of approximately $26,300. There was no such income for the three months ended September 30, 2006. Other income for the three months ended September 30, 2006 and 2005 includes interest and other income of approximately $7,000 and $52,000, respectively. Interest income decreased for the three months ended September 30, 2006 compared to the prior year due to interest income earned on cash proceeds from the sale of assets, primarily in June 2005.
As a result of the foregoing, the Partnership’s net income was approximately $1,000 for the three months ended September 30, 2006, compared to net income of approximately $627,000 for the three months ended September 30, 2005.
Nine months ended September 30, 2006
During the nine months ended September 30, 2006, total operating revenue was approximately $99,000 compared to approximately $873,000 for the nine months ended September 30, 2005. Rental revenue from operating leases for the nine months ended September 30, 2006 decreased to approximately $99,000 compared to approximately $865,000 for the nine months ended September 30, 2005, due to the sale of nine properties in June 2005, one property in September 2005 and one property in January 2006. There was no earned income from financing leases for the nine months ended September 30, 2006 compared to approximately $8,000 for the nine months ended September 30, 2005, as a result of the amortization of the principal balances on the financing leases, and the prepayment of one financing lease in August 2005.
Operating expenses were approximately $199,000 for the nine months ended September 30, 2006, compared to approximately $387,000 for the nine months ended September 30, 2005. The decrease is due primarily to interest expense of $0 and approximately $232,000 for the nine months ended September 30, 2006 and 2005, respectively, due to the prepayment of all of the Partnership’s debt resulting from the sale of nine properties in June 2005. The decrease is offset by approximately $35,000 of provision for impaired operating lease charge recorded in the quarter ended June 30, 2006. In addition, the Partnership recognized approximately $17,000 and $0 of depreciation expense for the nine months ended September 30, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $22,121 of depreciation expense for investment in operating leases in the fourth quarter of 2005 to cumulatively catch-up depreciation on the Enid, Oklahoma asset, when the asset was reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004, with the expectation of disposal of all assets within one year. This property was reclassified back to held for sale on September 30, 2006 due to the subsequent sale of this property on November 6, 2006.
Other income for the nine months ended September 30, 2006 decreased to approximately $470,000 compared to approximately $4,105,000 for the nine months ended September 30, 2005. On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million, resulting in a gain on the sale of real estate of approximately $429,000. There were no debt retirement costs associated with the disposition of this property. Two equipment leases were sold during the nine months ended September 30, 2005 for net cash proceeds of approximately $102,000 resulting in a net loss of approximately $1,000. Nine properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $15,230,000, resulting in a gain of approximately $4,431,000. One property was sold in September 2005 for net cash of $1,764,000, resulting in a gain of approximately $526,000. For the nine months ended September 30, 2005, there were approximately $905,000 of debt retirement costs associated with the disposition of the nine properties in June 2005. Other income for the nine months ended September 30, 2006 and 2005 includes interest and other income of approximately $41,000 and $54,000, respectively. Interest income decreased for the nine months ended September 30, 2006 compared to the prior year due to interest income earned on cash proceeds from the sale of assets, primarily in June 2005.
As a result of the foregoing, the Partnership’s net income was approximately $371,000 for the nine months ended September 30, 2006, compared to net income of approximately $4.6 million for the nine months ended September 30, 2005.
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
As of September 30, 2006, the Partnership had invested $1.1 million in one net leased real estate property. As of September 30, 2006, the Partnership has not made any commitments to purchase additional properties or equipment, nor does it intend to make any such commitments.
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
Effective November 8, 2004, the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner was authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution. On November 6, 2006, the Partnership sold the last real property and the related lease for a purchase price of approximately $1.08 million. It is anticipated that the Partnership will make its final liquidating distribution to the limited partners by December 31, 2006.
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

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President
Date:	November 13, 2006

EXHIBIT INDEX

Number	Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002