Form 10KSB
period 2006-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2007-03-30
CIK 921794

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    ☐ Yes    ☑ No
State Issuer’s revenues for its most recent fiscal year: $112,088
At December 31, 2006, subscriptions for 20,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $20,000,000. At December 31, 2006, there were 19,633 Units issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference in Part III of this Annual Report on Form 10-KSB:
(1) Portions of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998; and
(2) A portion of the Registrant’s Form 10-QSB for the quarter ended March 31, 1999.

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters and Small Business Issuer Purchase of Equity Securities
Item 6. Management’s Discussion and Analysis of Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance — Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters
Item 12. Certain Relationships and Related Transactions, and Director Independence
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services
SIGNATURES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Certification Pursuant to Section 302
Certification Pursuant to Section 906

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
     The Partnership commenced a public offering of up to 20,000 Units of limited partnership interest, priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering reached final funding in August 1996 having received subscriptions for the entire 20,000 Units. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At December 31, 2006, the Partnership had 19,633 Units issued and outstanding.
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
     The Properties generally were leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Equipment was leased only pursuant to leases under which the present value of non-cancellable rental payments payable during the initial term of the lease was at least sufficient to permit a lessor to recover the purchase price of the equipment.
     The Partnership has no employees. The General Partner and its affiliates, however, are permitted to perform services for the Partnership pursuant to the Partnership Agreement.
     Effective November 8, 2004, the limited partners consented to a Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt, in accordance with the partnership agreement. As of December 31, 2006, the Partnership has liquidated all of its real assets in accordance with the Plan of Liquidation and Dissolution. On October 6, 2006, the Partnership entered into a contract to sell the last remaining real asset of the Partnership. Effective with the execution of the contract, and in accordance with generally accepted accounting principles, the Partnership adopted the liquidation basis of accounting as of the close of business on October 6, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts. These estimates are and will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, the Partnership is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with the discharging known and contingent liabilities and the costs associated with cessation of the Partnership’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Partnership has accrued the projected costs, including miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Partnership. These projections could change materially and will be adjusted from time to time as projections and assumptions change.
     Under the liquidation basis of accounting, the carrying amounts of the last remaining real estate asset was adjusted to its estimated net realizable value and liabilities, including the estimated costs associated with implementing the liquidation, were adjusted to estimated settlement amounts. The net realizable value of the remaining asset was based on the contract sales price, less costs associated with the sale and closing of this transaction. Cash balances, accounts receivable and accounts payable are presented at face value.
     The sale of the remaining asset was completed on November 6, 2006. The Partnership made a liquidating distribution on January 9, 2007 of approximately $900,000 which included proceeds of this sale. The timing and amount of any future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any further distributions. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the second quarter of 2007.
     Prior to October 6, 2006, the Partnership’s financial statements were presented on the going concern basis of accounting. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, as of December 31, 2004 all assets, excluding cash, were classified as Assets Held for Sale. Depreciation of real estate assets ceased at that time. One real property owned by the Partnership as of December 31, 2005 which was not disposed of within one year from the initial held for sale designation was reclassified to investment in operating leases as of December 31, 2005 in accordance with FAS 144. A second real property remained classified as held for sale at December 31, 2005 due to the sale of this property on January 3, 2006. All operations for the period from January 1 through October 6, 2006 and for the year ended December 31, 2005 have been classified as discontinued operations.
Additional Information
     The Partnership does not make financial reports available on its web site; however copies of filings with the Commission may be obtained at the Commission’s website at www.sec.gov. In addition, copies of the foregoing may be mailed, free of charge, upon request to Captec Franchise Capital Partners L.P. III, Investor Relations, 24 Frank Lloyd Wright Dr, P.O. Box 544, Ann Arbor, Michigan 48106.
Item 2. Description of Property.
As of December 31, 2006, the Partnership has liquidated all of its properties and equipment leases.
Leases
     Real Estate Leases: All of the properties were subject to triple net leases pursuant to which the tenant was responsible for all expenses related to the cost of operating the Properties, including real estate taxes, insurance, maintenance and repair costs. Certain of the leases provided the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates.
     On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million, resulting in a gain of approximately $429,000. There were no debt retirement costs associated with the disposition of this property.
     On November 6, 2006, the Partnership sold the last remaining property in Enid, Oklahoma and the related lease for a purchase price of approximately $1.0 million. There were no debt retirement costs associated with the disposition of this property. On October 7, 2006, under the liquidation method of accounting, the Partnership increased its investment in this asset by approximately $169,000, which represented the net gain realized on the sale of this asset.
     Equipment Leases: All of the equipment leases were on the Partnership’s standard form of lease pursuant to which the lessee was responsible for all expenses related to the equipment, including taxes, insurance, maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2005, all of the equipment leases were paid in full according to the terms of the lease or were sold.

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
     There is no public market for the Units and the Partnership does not expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2006, Units were held by 1,244 investors of record. In the last three years, the Partnership has not engaged in the sale of any Units. The Partnership declared cash distributions of approximately $1.88 million and approximately $12.66 million for the years ended December 31, 2006 and 2005 respectively. The Partnership made no Unit repurchases in the twelve months ended December 31, 2006.
Item 6. Management’s Discussion and Analysis of Plan of Operation.
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
     See discussion above regarding the Partnership’s adoption of the liquidation basis of accounting as of October 6, 2006. Prior to that date, the Partnership’s financial statements are presented on the going concern basis of accounting.
Changes in Net Assets and Results of Operations
Liquidation Basis — Changes in net assets in liquidation from October 7, 2006 to December 31, 2006
     During the period from October 7, 2006 through December 31, 2006, the Partnership realized an operating income of approximately $20,000 which primarily represents interest income on cash balances and rents received prior to the closing of Enid, Oklahoma property.
     On November 7, 2006 the Partnership sold the last remaining property in Enid, Oklahoma and the related lease for net sales proceeds of approximately $1.0 million. There was no gain or loss associated with this disposal as the Partnership had previously adjusted the carrying value of this property to its net realizable value under the liquidation basis of accounting. There were no debt retirement costs associated with the disposition of this property.
Going Concern Basis — Comparison of results of discontinued operations from January 1, 2006 through October 6, 2006 to the year ended December 31, 2005
     For the period from January 1, 2006 through October 6, 2006 total operating revenue was approximately $101,000 compared to approximately $937,000 for the year ended December 31, 2005. Rental revenue decreased to $101,000 for the period January 1, 2006 through October 6, 2006 compared to $929,000 for the year ended December 31, 2005. The decrease in rental revenue is due to the sale of nine operating leases in June 2005, one operating lease in September 2005, one operating lease in January 2006 and one operating lease in November 2006. Finance income during the year ended December 31, 2005 was approximately $8,000 due to income earned on two equipment leases during the year. There was no finance income for the period January 1, 2006 through October 6, 2006 due to the disposal of the equipment leases during the year ended December 31, 2005.
     Operating expenses from discontinued operations decreased to approximately $199,000 for the period January 1, 2006 through October 6, 2006 compared to approximately $1,384,000 for the year ended December 31, 2005. The decrease is due to debt retirement costs of approximately $905,000 and interest expense of approximately $232,000 in the year ended December 31, 2005. With the sale of properties in June 2005, the partnership defeased the remaining notes payable, therefore there were no interest or debt retirement costs incurred in 2006. General and administrative expenses decreased during the period January 1, 2006 through October 6, 2006 due to higher professional fees during the year ended December 31, 2005 related to the liquidation of the Partnership and a full year’s worth of expenses incurred during the year ended December 31, 2005. The Partnership recorded a provision for losses of approximately $35,000 in the second quarter of 2006 due to losses expected on the real property asset that was eventually sold in November 2006. The provision was based on a third party appraisal performed during the second quarter of 2006; the net sales price was approximately $169,000 higher than this appraisal.

     Other income for 2006 was approximately $469,000 for the period January 1, 2006 through October 6, 2006 compared to approximately $4,964,000 for the year ended December 31, 2005. Loss on sale of equipment was approximately $18,000 for the year ended December 31, 2005 due to disposition of two equipment leases in 2005 for net cash proceeds of approximately $149,000. Gain on the sale of real estate was approximately $429,000 for the period January 1, 2006 through October 6, 2006 due to the sale of one property in January 2006 for net sale proceeds of approximately $1.6 million. The gain on sale of real estate was approximately $4.9 million for the year ended December 31, 2005. The Partnership sold nine properties in June 2005 for net cash of approximately $15.2 million, and one property in September 2005 for net cash of approximately $1.8 million. Interest and other income decreased to approximately $40,000 for the period January 1, 2006 through October 6, 2006 compared to approximately $82,000 for the year ended December 31, 2005 due to higher temporary cash balances in 2005 resulting from the sale of nine properties in June 2005.
     As a result of the foregoing, the Partnership’s net income decreased to approximately $371,000 for the period from January 1, 2006 through October 6, 2006 compared to approximately $4,517,000 for the year ended December 31, 2005.
     During the period from January 1, 2006 through October 6, 2006 the Partnership made distributions to Limited Partners totaling approximately $1.88 million compared with approximately $12.66 million for the year ended December 31, 2005.
Liquidity and Capital Resources
     The Partnership commenced the Offering of up to 20,000 Units, priced at $1,000 per Unit, on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995, and immediately commenced operations. The Offering was fully subscribed on August 12, 1996. Net proceeds after Offering expenses were $17.4 million.
     In November 1998, the Partnership entered into a $6.2 million term note. The note had a ten-year term, was collateralized by certain properties subject to operating leases which had a carrying value of approximately $7.6 million, and bore interest at a rate of 8.37% per annum. In September 2003, the Partnership defeased approximately $1,979,000 of this note with proceeds from the sale of a property. The Partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance. In June 2005, the Partnership defeased the remaining amounts payable under this note using the proceeds from the sale of nine properties. The Partnership incurred approximately $539,000 of yield maintenance costs and $35,000 of professional fees in connection with the June 2005 defeasance of this note.
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
     Effective November 8, 2004 the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The sale of the remaining asset was completed on November 6, 2006. The Partnership made a liquidating distribution on January 9, 2007 of approximately $900,000 which included proceeds of this sale. The timing and amount of any future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that will be any further distributions. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the second quarter of 2007.
Critical Accounting Policies
Going Concern Basis of Accounting
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
     Certain of the Partnership’s operating leases had scheduled rent increases which occurred at various dates throughout the lease terms. Increases to rental income on leases that provided for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognized the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably assured collectibility. To the extent rental income on the straight-line basis exceeded rents billable per the lease agreement, an amount was recorded as unbilled rent.
     The Partnership periodically reviewed its real estate portfolio for impairment whenever events or changes in circumstances indicated that the carrying amount of the property might not be recoverable. If an impairment loss was indicated using undiscounted cash flows, the loss was measured as the amount by which carrying amount of the asset exceeded the estimated fair or present value of the asset on a discounted cash flow basis.
Liquidation Basis of Accounting
     Effective November 8, 2004, the limited partners consented to a Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt, in accordance with the partnership agreement. The Partnership has liquidated all of its real assets in accordance with the Plan of Liquidation and Dissolution. On October 6, 2006, the Partnership entered into a contract to sell the remaining asset of the Partnership. Effective with the execution of the contract, and in accordance with generally accepted accounting principles, the Partnership adopted the liquidation basis of accounting as of the close of business on October 6, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts. These estimates are and will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, the Partnership is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with the discharging known and contingent liabilities and the costs associated with cessation of the Partnership’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Partnership has accrued the projected costs, including miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Partnership. These projections could change materially and will be adjusted from time to time as projections and assumptions change.

     Under the liquidation basis of accounting, the carrying amount of the last remaining asset was adjusted to its estimated net realizable value and liabilities including the estimated costs associated with implementing the liquidation were adjusted to estimated settlement amounts. The net realizable value of the remaining asset was based on the contract sales price, less costs associated with the sale and closing of this transaction. Cash balances are presented at face value, as are accounts receivable and accounts payable.
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
     There have been no significant changes in the Partnership’s internal control over financial reporting identified in connection with the foregoing evaluation that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 8B. Other Information.
None.
PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance — Compliance with Section 16(a) of the Exchange Act.
     The Partnership does not have directors, officers or employees and, to the best knowledge of the Partnership, as of December 31, 2006, no person beneficially owned more than 5.0% of the outstanding Units.
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
     Since the Partnership has no directors, officers or employees, it has not adopted a code of ethics nor does it maintain an audit committee.
Item 10. Executive Compensation.

     The Partnership has no officers or other employees. All amounts paid by the Partnership for management and administrative services are pursuant to agreements described under Item 12, Certain Relationships and Related Transactions, and Director Independence.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters.
     The Partnership has no directors or officers and, to the best knowledge of the Partnership, as of December 31, 2006, no person beneficially owned more than 5.0% of the outstanding Units.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4% of the aggregate purchase prices of properties and equipment, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2006 and 2005. Acquisition fees incurred in earlier years were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.
     The Partnership has also entered into an asset management agreement with the General Partner and its affiliates, pursuant to which the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. An asset management fee in an amount equal to 1% of the gross rental revenues derived from the properties and equipment, is charged to the Partnership in exchange for these services. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $1,126 and $10,697 were incurred during 2006 and 2005, respectively.
     The Partnership Agreement provides for the General Partner to receive real estate liquidation fees and equipment liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the Limited Partners have received distributions equal to a cumulative, noncompounded return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate or equipment liquidation fees during 2006 and 2005.
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
Item 13. Exhibits.
     The following exhibits are included herein or incorporated by reference:

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

Number	Exhibit
10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-KSB for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-QSB for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.
     Audit Fees
     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-QSB or for services normally provided by the Partnership’s accountant in connection with statutory or regulatory filings were $57,500 and $51,000 for the years ended December 31, 2006 and 2005, respectively.
     Audit-Related Fees
     The aggregate fees billed to the Partnership for assurance and related services by the Partnership’s principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements were $0 for each of the years ended December 31, 2006 and 2005.
     Tax Fees
     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice and tax planning were $0 for each of the years ended December 31, 2006 and 2005.
     All Other Fees
     The aggregate fees billed to the Partnership for products and services provided by the Partnership’s principal accountant were $0 for each of the years ended December 31, 2006 and 2005.
     The Partnership has no directors, nor does it maintain an audit Committee.

SIGNATURES
     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
By: GP3 Asset Acquisition, LLC.
Its Manager

By:	/s/ Patrick. L. Beach Patrick L. Beach
President

Date:	March 29, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick. L. Beach Patrick L. Beach
President
of GP3 Asset Acquisition, LLC.
Date:	March 29, 2007

Captec Franchise Capital Partners L.P. III
Index to Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm	F — 1

Financial Statements
Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006	F — 2
Statement of Changes in Net Assets in Liquidation (liquidation basis) for the period October 7, 2006 through December 31, 2006	F — 3
Balance Sheet (going concern basis) at December 31, 2005	F — 4
Statements of Discontinued Operations (going concern basis) for the period January 1, 2006 through October 6, 2006 and the year ended December 31, 2005	F — 5
Statements of Changes in Partners’ Capital (going concern basis) for the period January 1, 2006 through October 6, 2006 and the year ended December 31, 2005	F — 6
Statements of Cash Flows for the period October 7, 2006 through December 31, 2006 (liquidation basis) and for the period January 1, 2006 through October 6, 2006 and year ended December 31, 2005 (going concern basis)
F — 7
Notes to Financial Statements	F — 8

Report of Independent Registered Public Accounting Firm
To the partners of Captec Franchise Capital Partners L.P. III
We have audited the accompanying statement of net assets in liquidation (liquidation basis) of Captec Franchise Capital Partners L.P. III (the Partnership) as of December 31, 2006, and the related statements of changes in net assets in liquidation (liquidation basis) and cash flows (liquidation basis) for the period from October 7, 2006 to December 31, 2006. We have also audited the accompanying balance sheet of the Partnership as of December 31, 2005, and the related statements of discontinued operations, changes in partners’ capital, and cash flows for the period from January 1, 2006 through October 6, 2006 and the year ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 1 to the financial statements, the Partnership entered into a contract to sell its last remaining asset on October 6, 2006 and in connection therewith has changed its basis of accounting for periods subsequent to October 6, 2006 from the going concern basis to a liquidation basis.
In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of the Partnership at December 31, 2006 and the related changes in net assets in liquidation (liquidation basis) and cash flows (liquidation basis) for the period from October 7, 2006 through December 31, 2006 and the financial position of the Partnership at December 31, 2005, and the results of its operations and its cash flows for the period from January 1, 2006 through October 8, 2006 and for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young
Toledo, Ohio
March 27, 2007

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. III
Statement of Net Assets in Liquidation
(Liquidation Basis)
December 31, 2006

Assets

Cash and cash equivalents	$1,531,355
Due from related parties	151

Total assets	1,531,506

Liabilities and Net Assets in Liquidation

Liabilities:
Reserve for estimated costs during liquidation period	315,782

Total liabilities	315,782

Net assets in liquidation	$1,215,724

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. III
Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
For the period October 7, 2006 to December 31, 2006

Shareholder’s equity — October 6, 2006	$1,293,699
Adjustments relating to adoption of liquidation basis of accounting
Adjustment of real estate investments and other assets to net realizable value	169,016
Accrual of estimated costs of liquidation	(267,473)

Net assets in liquidation — October 7, 2006	1,195,242

Operating income	20,482

Net assets in liquidation — December 31, 2006	$1,215,724

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. III
Balance Sheet (Going Concern Basis)
As of December 31, 2005

Assets

Cash and cash equivalents	$935,510
Assets Held for Sale:
Operating leases, net	1,052,218
Unbilled rent, net	121,650
Investment in leases:
Operating leases, net	896,038
Due from related parties	151

Total assets	$3,005,567

Liabilities and Partners’ Capital

Liabilities:
Accounts payable and accrued expenses	$57,626
Due to Affiliates	145,371

Total liabilities	202,997

Partners’ capital:
Limited partners’ capital accounts	2,772,309
General partner’s capital account	30,261

Total partners’ capital	2,802,570

Total liabilities and partners’ capital	$3,005,567

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Discontinued Operations (Going Concern Basis)

	For the period	For the year
	January 1 to	ended
	October 6, 2006	December 31, 2005
Operating revenue:
Rental income	$101,430	$929,243
Finance income	—	8,180

Total operating revenue	101,430	937,423

Operating costs and expenses:
Interest expense	—	232,123
Depreciation	16,960	22,121
General and administrative	147,481	225,137
Provision for imipaired operating lease	34,978	—
Debt Retirement Costs	—	905,118

Total operating costs and expenses	199,419	1,384,499

Income (loss) from discontinued operations before other income	(97,989)	(447,076)
Other income (expense):
Loss on sale of equipment	—	(18,096)
Gain on sale of real estate	428,852	4,900,241
Interest and other income	40,336	81,906

Total other income (expense)	469,188	4,964,051

Net Income from discontinued operations	$371,199	$4,516,975

Net income from discontinued operations allocable to general partner	$(577)	$5,219

Net income from discontinued operations allocable to limited partners	$371,776	$4,511,756

Net income from discontinued operations per limited partnership unit	$18.94	$229.80

Weighted average number of limited partnership units outstanding	19,633	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Partners’ Capital (Going Concern Basis)
For the period January 1, 2006 through October 6, 2006 and for the year ended December 31, 2005

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, January 1, 2005	19,633	$10,919,279	$25,042	$10,944,321

Distributions — ($644.77 per weighted average limited partnership unit)	—	(12,658,726)	—	(12,658,726)

Net income	—	4,511,756	5,219	4,516,975

Balance, December 31, 2005	19,633	2,772,309	30,261	2,802,570

Distributions — ($95.76 per weighted average limited partnership unit)	—	(1,880,070)	—	(1,880,070)

Net income for period January 1 to October 6, 2006	—	371,776	(577)	371,199

Balance, October 6, 2006	19,633	$1,264,015	$29,684	$1,293,699

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows

	2006
		Going Concern Basis
	Liquidation		For the
	Basis		year ended
	October 7 to	January 1 to	December 31,
	December 31	October 6	2005
Cash flows from operating activities:
Change in net assets in liquidation from operating activity	$20,482	$—	$—
Net Income from discontinued operations (period prior to liquidation accounting)		371,199	4,516,975
Adjustments to net income:
Depreciation	1,474	16,960	22,121
Amortization of debt issuance costs	—	—	19,911
Loss on disposition of equipment financing leases	—	—	18,096
Provision for impaired operating lease	—	34,978	—
Gain on sale of real estate	—	(428,852)	(4,900,241)
Decrease (increase) in unbilled rent	—	770	(21,570)
Decrease (increase) in accounts receivable	558	(558)	4,228
Increase (decrease) in accounts payable and accrued expenses	50,688	(25,787)	(31,532)
Decrease in restricted cash	—	—	664,680
(Decrease) increase in due to related parties	(50,791)	(94,580)	108,168
Reserve for estimated costs during liquidation period	(34,218)	—	—

Net cash (used in) provided by operating activities	(11,807)	(125,870)	400,836

Cash flows from investing activities:
Net proceeds from sale of real estate	1,011,642	1,601,950	16,936,262
Net proceeds from sale of equipment	—	—	149,098
Principal payments on financing leases	—	—	100,235

Net cash provided by investing activities	1,011,642	1,601,950	17,185,595

Cash flows from financing activities:
Repayments of notes payable	—	—	(5,548,515)
Distributions to limited partners	—	(1,880,070)	(12,658,726)

Net cash used in financing activities	—	(1,880,070)	(18,207,241)

Net increase (decrease) in cash and cash equivalents	999,835	(403,990)	(620,810)

Cash and cash equivalents, beginning of period	531,520	935,510	1,556,320

Cash and cash equivalents, end of period	$1,531,355	$531,520	$935,510

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
The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At December 31, 2006, the Partnership had 19,633 Units issued and outstanding.
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
Following is a summary of the Partnership’s significant accounting policies:
Basis of presentation
Effective November 8, 2004, the limited partners consented to a Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt, in accordance with the partnership agreement. The Partnership has liquidated all of its real assets in accordance with the Plan of Liquidation and Dissolution. On October 6, 2006, the Partnership entered into a contract to sell the last remaining real estate asset of the Partnership. Effective with the execution of the contract, and in accordance with generally accepted accounting principles, the Partnership adopted the liquidation basis of accounting as of the close of business on October 6, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts. These estimates are and will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, the Partnership is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with the discharging known and contingent liabilities and the costs associated with cessation of the Partnership’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Partnership has accrued the projected costs, including miscellaneous wind-down costs, estimated to be incurred through June 2007, the estimated date for the completion of the liquidation of the Partnership. These projections could change materially and will be adjusted from time to time as projection and assumptions change. Operating income in the statement of changes in net assets in liquidation consists of rental and interest income earned during the liquidation period ended December 31, 2006.
Under the liquidation basis of accounting, the carrying amounts of remaining assets were adjusted to their estimated net realizable values and liabilities including the estimated costs associated with implementing the liquidation were adjusted to estimated settlement amounts. The net realizable value of the last remaining real estate asset was based on the contract sales price, less costs associated with the sale and closing of this transaction. Cash balances are presented at face value, as are accounts receivable and accounts payable. Included in the Statement of Changes in Net Assets in Liquidation is an estimate of approximately $267,000 for future costs during the liquidation period.
The sale of the remaining real estate asset was completed on November 6, 2006. The Partnership made a liquidating distribution on January 9, 2007 of approximately $900,000 which included proceeds of this sale. The timing and amount of any future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that will be any further distributions. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the second quarter of 2007.
Prior to October 6, 2006, the Partnership’s financial statements were presented on the going concern basis of accounting. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, as of December 31, 2004 all assets, excluding cash, were classified as Assets Held for Sale. Depreciation of real estate assets ceased at that time. One real property owned by the Partnership as of December 31, 2005 which was not disposed of within one year from the initial held for sale designation was reclassified to investment in operating leases as of December 31, 2005 in accordance with FAS 144. Also , in accordance with FAS 144, the partnership recognized $22,121 of depreciation expense for this asset for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since its cessation in December 2004 upon reclassification of this asset. A second real property remained classified as held for sale at December 31, 2005 due to the sale of this property on January 3, 2006. All operations for the period from January 1 through October 6, 2006 and for the year ended December 31, 2005 have been classified as discontinued operations.
Cash and cash equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Rental income from operating leases
The Partnership’s operating leases had scheduled rent increases, which occurred at various dates throughout the lease terms. Increases to rental income on leases that provided for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognized the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably assured collectibility. To the extent rental income on the straight-line basis exceeded rents billable per the lease agreement, an amount was recorded as unbilled rent.
Land and building subject to operating leases
Land and buildings subject to operating leases were stated at cost less accumulated depreciation. Buildings were depreciated on the straight-line method over their estimated useful lives (40 years). Depreciation ceased upon designation of depreciable property held for sale. The Partnership periodically reviewed its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss was indicated using undiscounted cash flows, the loss was measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis. Gains or losses on sale of property were recognized upon closing of the transaction.

The cost of the properties acquired was allocated among land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration was given to (a) whether the lease is at market rates (b) origination fees typically incurred to negotiate a contract and (c) recovery costs to replace the tenant.
On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million, resulting in a gain of approximately $429,000. There were no debt retirement costs associated with the disposition of this property.
On November 6, 2006, the Partnership sold the last remaining real property for net sales proceeds of approximately $1.0 million. There were no debt retirement costs associated with the disposition of this property. The Partnership recorded a provision for impaired operating lease of approximately $35,000 in the second quarter of 2006 based on a third party appraisal of the property. On October 7, 2006, under the liquidation method of accounting, the Partnership increased its investment in this asset by approximately $169,000, which is the amount of increase in net sales proceeds over the appraisal.
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
All of the properties were subject to triple net leases pursuant to which tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs. Certain of the leases provided the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates.
In accordance with the provisions of FAS 144, all assets held for sale at December 31, 2005 are recorded at the lower of carrying value or fair market value less costs to sell. Additionally, depreciation has been ceased on these assets effective December 31, 2004.
Net investment in financing leases
Net investment in financing leases primarily represented equipment used in restaurant operations, which were leased on a triple-net basis. Leases classified as financing leases were stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income was amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs were deferred and amortized over the life of the lease as an adjustment to yield. Income recognition was suspended on financing leases that become delinquent for 90 or more days. The Partnership periodically reviewed its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable.
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
Cash flows of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, except that the General Partner’s share is subordinated to a 10% preferred return to the Limited Partners. Per the Partnership agreement, any amounts not paid to the General Partner due to the Limited Partners not obtaining the 10% preferred return are accrued for and payable to the General Partner from proceeds from the sale of properties. During the period from January 1 through October 6, 2006, $77,172 was paid to the General Partner from proceeds from the sale of properties representing the General Partner’s 1% share of cash flows. Distributions of cash flow from operations are paid quarterly in arrears. Net sale or refinancing proceeds of the Partnership are allocated 90% to the limited partners and 10% to the General Partner, except that the General Partner’s share is subordinated to an 11% preferred return plus return of the original contributions to the limited partners. No amounts were paid to the General Partner during 2006 or 2005 for its 10% share (subject to the Limited Partners’ 11% preferred return) of net sale proceeds.
3.	Related Party Transactions and Agreements
Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4% of the aggregate purchase prices of properties and equipment, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees during 2006 and 2005. Acquisition fees incurred in earlier years are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.
The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the Limited Partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $1,126 and $10,697 were expensed as incurred during the period from January 1, through October 6, 2006 and the year ended December 31, 2005, respectively.
The Partnership Agreement provides for the General Partner to receive real estate liquidation fees and equipment liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompound return of 11% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not incur any real estate or equipment liquidation fees during 2006 and 2005.
Accounts payable and accrued expenses at December 31, 2006 include $49,000 for accrued management fees. Amounts due to affiliates at December 31, 2005 include $77,172 related to General Partner distributions to be deducted from net sale proceeds from the sale of assets, $47,900 for accrued management fees and approximately $20,000 of amounts due to the General Partner for reimbursements for third party expenses. Accrued management fees are subordinated to receipt by the Limited Partners of annual distributions equal to a cumulative non-compounded return of 10% per annum on their adjusted invested capital.
4.	Land and Building Subject to Operating Leases
The net investment in operating leases, including Assets Held for Sale, as of December 31, 2005 was comprised of the following:

2005
Land	$721,665
Building and improvements	1,580,985

2,302,650
Less accumulated depreciation	(354,394)

Total	$1,948,256

5.	Net Investment in Financing Leases
The Partnership had disposed all of its net investment in financing leases as of December 31, 2005. During the year ended December 31, 2005, the Partnership recognized a net loss of $18,096 due to dispositions of two financing leases.
6.	Notes Payable
In November 1998, the Partnership entered into a $6.2 million term note. The note had a ten-year term, was collateralized by certain properties subject to operating leases which had a carrying value of approximately $7.6 million, and bore interest at a rate of 8.37% per annum. In September 2003, the partnership defeased approximately $1,979,000 of this notes payable with proceeds from the sale of a property. The partnership incurred approximately $481,000 of yield maintenance costs and $49,000 of professional fees related to the defeasance. In June 2005, the Partnership defeased the remaining amounts payable under this note using the proceeds from the sale of nine properties. The Partnership incurred approximately $539,000 of yield maintenance cost and $35,000 of professional fees in connection with the June 2005 defeasance of this note.
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
Debt issuance costs of $477,909 in aggregate were incurred in connection with the issuance of the notes and were being amortize to interest expense using the straight-line method over the ten-year term of the notes. Upon the defeasance and prepayment of the notes payable in June 2005, the remaining unamortized debt issuance costs associated with the debt that was prepaid were expensed.
7.	Subsequent Event
On January 9, 2007, the Partnership made a liquidating distribution to the limited partners of approximately $900,000.