Form 10QSB
period 2007-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2007-05-14
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
Index to Form 10-QSB

Item No.	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Statements of Net Assets in Liquidation (liquidation basis) at March 31, 2007 (unaudited) and December 31, 2006	3

Statement of Changes in Net Assets in Liquidation (liquidation basis) (unaudited) for the three months ended March 31, 2007	4

Statement of Discontinued Operations (going concern basis) (unaudited) for the three months ended March 31, 2006	5

Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 (liquidation basis) and 2006 (going concern basis)	6

Notes to Financial Statements	7 – 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3. Controls and Procedures	11

PART II OTHER INFORMATION
Other Information	12

SIGNATURES	13

CERTIFICATION Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Certification Pursuant to Section 302

Certification Pursuant to Section 906	14-16
Section 302 Certification
Section 906 Certification

Captec Franchise Capital Partners L.P. III
Statements of Net Assets in Liquidation (Liquidation Basis)

	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$574,864	$1,531,355
Due from related parties	151	151

Total assets	575,015	1,531,506

Liabilities and Net Assets in Liquidation

Liabilities:
Reserve for estimated costs during liquidation period	261,231	315,782

Total liabilities	261,231	315,782

Net assets in liquidation	$313,784	$1,215,724

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
For the Three Months Ended March 31, 2007

Net assets in liquidation — December 31, 2006	$1,215,724
Adjustments relating to adoption of liquidation basis of accounting
Distributions to limited partners	(900,000)
Net change in net assets in liquidation	(1,940)

Net assets in liquidation — March 31, 2007	$313,784

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statement of Discontinued Operations
(Going Concern Basis)

For the three
months ended
March 31, 2006
Operating revenue:
Rental income	$33,075

Total operating revenue	33,075

Operating costs and expenses:
Depreciation	5,530
General and administrative	55,246

Total operating costs and expenses	60,776

Loss from discontinued operations before other income	(27,701)

Other income:
Gain on sale of real estate	428,852
Interest and other income	15,460

Total other income	444,312

Net Income from discontinued operations	$416,611

Net loss from discontinued operations allocable to general partner	$(122)

Net income from discontinued operations allocable to limited partners	$416,733

Net income from discontinued operations per limited partnership unit	$21.23

Weighted average number of limited partnership units outstanding	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the three months ended March 31, 2007 and 2006

	Liquidation	Going Concern
	Basis	Basis
	2007	2006
Cash flows from operating activities:
Change in net assets in liquidation from operating activity	$(1,940)	$—
Change in reserve for estimated costs during liquidation period	9,945	—
Cash payments made against reserve	(64,496)	—
Net Income	—	416,611
Adjustments to net income:
Depreciation	—	5,530
Gain on sale of real estate	—	(428,852)
Decrease in unbilled rent	—	770
Decrease in accounts receivable	—	238
Decrease in due to related parties	—	(138,435)

Net cash used in operating activities	(56,491)	(144,138)

Cash flows from investing activities:
Net proceeds from sale of real estate	—	1,601,950

Net cash provided by investing activities	—	1,601,950

Cash flows from financing activities:
Distributions to limited partners	(900,000)	—

Net cash used in financing activities	(900,000)	—

Net (decrease) increase in cash and cash equivalents	(956,491)	1,457,812

Cash and cash equivalents, beginning of period	1,531,355	935,510

Cash and cash equivalents, end of period	$574,864	$2,393,322

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:
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
The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At March 31, 2007, the Partnership had 19,633 Units issued and outstanding.
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
Under the liquidation basis of accounting, the carrying amounts of the liabilities, including the estimated costs associated with implementing the liquidation, were adjusted to estimated settlement amounts. Cash balances, accounts receivable and accounts payable are presented at face value.
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
Operations for the three months ended March 31, 2006 have been classified as discontinued operations on a going concern basis of accounting.
The statement of net assets in liquidation (liquidation basis) of the Partnership as of March 31, 2007, the statement of changes in net assets in liquidation (liquidation basis) for the three months ended March 31, 2007, the statement of discontinued operations for the three months ended March 31, 2006 (going concern basis) and the statements of cash flows for the periods ending March 31, 2007 (liquidation basis) and 2006 (going concern basis) have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission on March 29, 2007.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:
As of March 31, 2007 and December 31, 2006, the Partnership has liquidated all of its land and buildings subject to operating leases.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2007
During the three months ended March 31, 2007, net assets in liquidation decreased by approximately $902,000. The decrease is due to distributions to limited partners of $900,000 on January 9, 2007 and an increase in estimated costs of approximately $2,000 associated with implementing the liquidation of the Partnership. Also, during the three months ended March 31, 2007, the Partnership made payments of approximately $64,500 which were applied against its reserve for estimated costs during the liquidation period.
Three Months Ended March 31, 2006
During the three months ended March 31, 2006, total operating revenue, consisting of rental revenues from one operating lease was approximately $33,000.
Operating expenses were approximately $61,000 for the three months ended March 31, 2006. The Partnership recognized $5,530 of depreciation expense in the quarter ended March 31, 2006 for investments in operating leases. General and administrative were approximately $55,000 during the three months ended March 31, 2006, primarily for professional fees.
Other income for the quarter ended March 31, 2006 was approximately $15,500 due to interest income earned on cash proceeds from the sale of assets.
On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million, resulting in a gain on the sale of real estate of approximately $429,000. There were no debt retirement costs associated with the disposition of this property.
As a result of the foregoing, the Partnership’s net income was approximately $417,000 for the three months ended March 31, 2006.
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

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach
Patrick L. Beach President

Date:	May 11, 2007