Form 10QSB
period 2007-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP III
filed 2007-08-13
CIK 921794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. III
Statements of Net Assets in Liquidation (Liquidation Basis)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$268,587	$1,531,355
Due from related parties	151	151

Total assets	268,738	1,531,506

Liabilities and Net Assets in Liquidation

Liabilities:
Reserve for estimated costs during liquidation period	231,546	315,782

Total liabilities	231,546	315,782

Net assets in liquidation	$37,192	$1,215,724

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. III
Consolidated Statement of Changes in Net Assets in
Liquidation (Liquidation Basis)
For the Three and Six Months Ended June 30, 2007

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Net assets in liquidation – beginning of period	$313,784	$1,215,724

Distributions to limited partners	(250,000)	(1,150,000)
Net change in net assets in liquidation	(26,592)	(28,532)

Net assets in liquidation – June 30, 2007	$37,192	$37,192

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Discontinued Operations
(Going Concern Basis)

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2006	2006
Operating revenue:
Rental income	$33,075	$66,150

Operating costs and expenses:
Depreciation	5,530	11,060
Provision for impaired operating lease	34,978	34,978
General and administrative	58,104	113,350

Total operating costs and expenses	98,612	159,388
Other income:
Gain on sale of real estate	—	428,852
Interest and other income	18,835	34,295

Total other income	18,835	463,147

Net (loss) income	$(46,702)	$369,909

Net (loss) allocable to general partner	$(467)	$(589)
Net (loss) income allocable to limited partners	$(46,235)	$370,498

Net loss from continued operations per limited partnership unit	$(2.35)	$(2.97)
Net income from discontinued operations per limited partnership unit	$—	$21.84

Net (loss) income per limited partnership unit	$(2.35)	$18.87

Weighted average number of limited partnership units outstanding	19,633	19,633

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. III
Statements of Cash Flows
For the six months ended June 30, 2007 and 2006

	Liquidation	Going Concern
	Basis	Basis
	2007	2006
Cash flows from operating activities:
Change in net assets in liquidation from operating activity	$(28,532)	$—
Change in reserve for estimated costs during liquidation period	43,289	—
Cash payments made against reserve	(127,525)	—
Net income	—	369,909
Adjustments to net income:
Depreciation	—	11,060
Provision for impaired operating lease		34,978
Gain on sale of real estate	—	(428,852)
Decrease in unbilled rent	—	770
Decrease in accounts payable and accrued expenses		(507)
Decrease in due to related parties	—	(142,002)

Net cash used in operating activities	(112,768)	(154,644)

Cash flows from investing activities:
Net proceeds from sale of real estate	—	1,601,950

Net cash provided by investing activities	—	1,601,950

Cash flows from financing activities:
Distributions to limited partners	(1,150,000)	(1,880,000)

Net cash used in financing activities	(1,150,000)	(1,880,000)

Net (decrease) in cash and cash equivalents	(1,262,768)	(432,694)

Cash and cash equivalents, beginning of period	1,531,355	935,510

Cash and cash equivalents, end of period	$268,587	$502,816

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. III
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 20,000 units (the “Units”) of limited partnership interests, priced at $1,000 per Unit, by means of a Registration Statement on Form SB-2, under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995 and immediately commenced operations. The Offering was fully subscribed in August 1996. Since 1997, 367 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s August 12, 1994 prospectus with respect to the Offering. At June 30, 2007, the Partnership had 19,633 Units issued and outstanding.

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
The sale of the remaining asset was completed on November 6, 2006. The Partnership made a liquidating distribution on January 9, 2007 of approximately $900,000, which included proceeds of this sale. The Partnership also made a liquidating distribution on June 22, 2007 of approximately $250,000 after adjusting for estimated future liabilities required for liquidation. The timing and amount of any future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any further distributions. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the fourth quarter of 2007.
Operations for the three and six months ended June 30, 2006 have been classified as discontinued operations on a going concern basis of accounting.
The statement of net assets in liquidation (liquidation basis) of the Partnership as of June 30, 2007, the statement of changes in net assets in liquidation (liquidation basis) for the three and six months ended June 30, 2007, the statement of discontinued operations for the three and six months ended June 30, 2006 (going concern basis) and the statements of cash flows for the six months ending June 30, 2007 (liquidation basis) and 2006 (going concern basis) have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-

KSB for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission on March 29, 2007.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

As of June 30, 2007 and December 31, 2006, the Partnership has liquidated all of its land and buildings subject to operating leases.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2007
During the three months ended June 30, 2007, net assets in liquidation decreased by approximately $277,000. The decrease is due to distributions to limited partners of $250,000 on June 22, 2007 and an increase in estimated costs of approximately $33,300 associated with implementing the liquidation of the Partnership, offset by approximately $6,700 of interest income earned. Also, during the three months ended June 30, 2007, the Partnership made payments of approximately $63,000 which were applied against its reserve for estimated costs during the liquidation period.
Three Months Ended June 30, 2006
During the three months ended June 30, 2006, total operating revenue, consisting of rental revenues from one operating lease was approximately $33,000.
Operating expenses were approximately $99,000 for the three months ended June 30, 2006. Included in operating expenses is a provision for impaired operating lease charge of approximately $35,000. The Partnership recognized $5,530 of depreciation expense in the quarter ended June 30, 2006 for investment in operating leases. General and administrative were approximately $58,000 during the three months ended June 30, 2006, primarily for professional fees.
Other income for the quarter ended June 30, 2006 was approximately $18,800 for the quarter ended June 30, 2006 primarily due to interest income earned on cash proceeds from the sale of assets.
As a result of the foregoing, the Partnership’s net loss was approximately $47,000 for the three months ended June 30, 2006.
Six Months Ended June 30, 2007
During the six months ended June 30, 2007, net assets in liquidation decreased by approximately $1,179,000. The decrease is due to distributions to limited partners of $900,000 and $250,000 on January 9, 2007 and June 22, 2007 and an increase in estimated costs of approximately $43,300 associated with implementing the liquidation of the Partnership, offset by approximately $14,800 of interest income earned. Also, during the six months ended June 30, 2007, the Partnership made payments of approximately $128,000 which were applied against its reserve for estimated costs during the liquidation period.
Six months ended June 30, 2006
During the six months ended June 30, 2006, total operating revenue, consisting of rental revenues from one operating lease was approximately $66,000.
Operating expenses were approximately $159,000 for the six months ended June 30, 2006. Included in operating expenses is approximately $35,000 for a provision for impaired operating lease charge recorded in the quarter ended June 30, 2006. The Partnership recognized approximately $11,000 of depreciation expense for the six months ended June 30, 2006 for investment in operating leases. General and administrative were approximately $113,400 during the three months ended June 30, 2006, primarily for professional fees.
Other income for the six months ended June 30, 2006 was approximately $34,300 primarily due to interest income earned on cash proceeds from the sale of assets.

On January 3, 2006, the Partnership sold the property located in Ewing, New Jersey and the related lease for net sale proceeds of approximately $1.6 million, resulting in a gain on the sale of real estate of approximately $429,000. There were no debt retirement costs associated with the disposition of this property.
As a result of the foregoing, the Partnership’s net income was approximately $370,000 for the six months ended June 30, 2006.
LIQUIDITY AND CAPITAL COMMITMENTS
The Partnership commenced the Offering of up to 20,000 Units, priced at $1,000 per Unit, on August 12, 1994. The Partnership accepted subscriptions for the minimum number of Units on January 24, 1995, and immediately commenced operations. The Offering was fully subscribed on August 12, 1996. Net proceeds after Offering expenses were $17.4 million.
Effective November 8, 2004 the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The sale of the remaining asset was completed on November 6, 2006. The Partnership made a liquidating distribution on January 9, 2007 of approximately $900,000 which included proceeds of this sale. The Partnership also made a liquidating distribution on June 22, 2007 of approximately $250,000 after adjusting for estimated future liabilities required for liquidation. The timing and amount of any future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that will be any further distributions. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the fourth quarter of 2007.
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

By:	Captec Franchise Capital Partners L.P. III
GP3 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach
Patrick L. Beach
President

Date:	August 10, 2007